Form 10-K
period 2022-09-30
MATTHEWS INTERNATIONAL CORP
filed 2022-11-18
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2022
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $979.0 million.
As of October 31, 2022, shares of common stock outstanding were: Class A Common Stock 30,298,051 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews International Corporation ("Matthews" or the "Company") in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report. Matthews posts important information on its investor relations website, available at matw.com/investors. The Company's shareholders are encouraged to review the contents of such website. Notwithstanding the foregoing, the contents of such website are not incorporated into this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions, product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

ITEM 1.        BUSINESS, (continued)

The Company manages its business under three reporting segments, Memorialization, Industrial Technologies, and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The following table sets forth reported sales for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 20, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data."

	Years Ended September 30,
	2022	2021	2020
Sales to external customers:	(Dollar amounts in thousands)
Memorialization	$840,124	$769,016	$656,035
Industrial Technologies	335,523	284,495	228,453
SGK Brand Solutions	586,756	617,519	613,818
Consolidated Sales	$1,762,403	$1,671,030	$1,498,306

In fiscal 2022, approximately 70% of the Company's sales were made from North America, 25% were made from Europe, 3% were made from Asia, and 2% were made from other regions. For further information on segments, see Note 20, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data." Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.

Memorialization:

The Memorialization segment manufactures and markets a full line of memorialization products used primarily in cemeteries, funeral homes and crematories. The segment's products, which are sold principally in North America, Europe and Australia, include cast bronze memorials, granite memorials, caskets, cremation-related products, cremation and incineration equipment and other memorialization products. The segment also manufactures and markets architectural products that are used to identify or commemorate people, places, events and accomplishments.

Memorial products include flush bronze and granite memorials, upright granite memorials and monuments, concrete burial vaults, cremation memorialization products, granite benches, flower vases, crypt plates and letters, cremation urns, niche units, cemetery features and statues, along with other related products and services. Flush memorials are bronze plaques or granite memorials that contain personal information about a deceased individual (such as name, birth date and death date), photos and emblems. Flush bronze and granite memorials are even or "flush" with the ground and therefore are preferred by many cemeteries for easier lawn mowing and general maintenance. The segment's memorial products also include community and family mausoleums within North America. The segment's other memorial products include bronze plaques, letters, emblems, vases, lights and photo ceramics that can be affixed to granite monuments, mausoleums, crypts and flush memorials. Principal customers for memorial products are cemeteries and memorial parks, which in turn sell the Company's products to the consumer.

The Memorialization segment manufactures a full line of cremation-related products, including cremation urns in a variety of sizes, styles and shapes as well as standard and custom designed granite cremation pedestals and benches. Manufactured bronze and granite niche units are comprised of numerous compartments used to display cremation urns in mausoleums and churches. The Company also markets turnkey cremation gardens that include design and all related products for a cremation memorial garden.

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

Cremation systems include flame-based systems for cremation of humans and pets, as well as equipment for processing the cremated remains and other related equipment (ventilated workstations, loading systems, tables, cooler racks, vacuums). The principal markets for these products are funeral homes, cemeteries, crematories, pet crematories, animal disposers and veterinarians. These products primarily are marketed directly by segment personnel. Human crematory management/operations represent the actual operation and management of client-owned crematories. Currently the segment provides these services primarily to municipalities and private operators in Europe. Cremation service and supplies consist of operator training, preventative maintenance and on-demand service work performed on various makes and models of equipment. This work can be as simple as replacing defective bulbs or as complex as complete reconstruction and upgrading or retrofitting on site. Supplies are consumable items and replacement parts associated with normal crematory operations.

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

The Memorialization segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities. The Company operates approximately 75 distribution centers in the United States. Approximately 85% of the segment's casket products are currently sold through Company-owned distribution centers. The casket business is highly competitive and the Company competes with other manufacturers based on product quality, price, service, design availability and breadth of product line. The Memorialization segment provides a line of casket products that it believes is as comprehensive as any of its major competitors. There are a large number of casket industry participants operating in North America, and a few foreign casket manufacturers, primarily from China, participating in the North American market.

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

Industrial Technologies:

The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions, product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products.

The energy storage solutions business produces engineered calendering, laminating, and coating equipment used in the manufacturing of lithium-ion batteries and components of fuel cells. The segment currently delivers products to several major vehicle producers and is actively pursuing opportunities with several other electric vehicle and tier-one battery manufacturers. The segment also offers service, spare parts, calender- and coating-roller refurbishing and retrofits of complete production lines. Production capabilities are available in Germany and the Czech Republic, with design and assembly in Germany, Switzerland, Czech Republic, Canada and the United States. The business is globally active with well-established customer relations.

The energy storage solutions business has experienced significant growth primarily reflecting expanded use of electric vehicles, as well as the expansion of renewable energy production globally. The segment has nearly a decade of experience in developing dry electrode lithium-ion battery solutions. Dry electrode technology makes producing lithium-ion batteries easier and less expensive than the wet electrode process, and dry electrode manufacturing is also less impactful on the environment. These factors could contribute to increased utilization of dry electrode batteries in the electric vehicle market, and thus greater demand for this form of battery in the future.

ITEM 1.        BUSINESS, (continued)

Product identification systems range from stand-alone marking products to complex ink-jet printing systems that integrate into a customer's production process. The Company manufactures and markets products and systems that employ different marking technologies, including laser and ink-jet printing. These technologies apply product information required for identification and traceability, as well as to facilitate inventory and quality control, regulatory compliance and brand name communication. The segment also develops innovative, custom solutions to address specific customer requirements in a variety of industries, including oil field services and security scanning.

Warehouse automation systems complement the tracking and distribution of a customer's products with automated order fulfillment technologies, and controls for material handling systems. Material handling customers include some of the largest retail, e-commerce, and third-party logistics companies in the United States.

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

A portion of this segment's sales are outside the United States, sourced through the Company's subsidiaries in Sweden, Germany, Malaysia and China in addition to other international distributors. The Company owns a minority interest in distributors in Asia, Australia and Europe.

Major raw materials for this segment's products include precision components, electronics, printing components, chemicals, steel, copper, and film all of which are presently available in adequate supply from various sources.

Competitors in the marking and fulfillment systems industries are diverse, with some companies offering limited product lines for well-defined specialty markets, while others operate similarly to the Company, offering a broad product line and competing in multiple product markets and countries. Competitive differentiation for marking and fulfillment systems products is based on product performance, ease of integration into the manufacturing and/or distribution process, service and price. The Company typically competes with specialty companies in specific brand marking solutions and traceability applications. In the energy storage solutions business, the Company has patents and pending patent applications on its dry electrode calendering equipment. The Company believes that, in general, its Industrial Technologies segment offers one of the broadest lines of products to address a wide variety of high-tech custom energy storage solutions, product identification and warehouse automation applications.

SGK Brand Solutions:

The SGK Brand Solutions segment provides packaging and brand experience solutions that simplify marketing, amplify brands and deliver value. Matthews has more than 100 years in the packaging business, which is comprised of broad technical, engineering, and artistic expertise relating to the creation and production of graphics, their workflows and best practices for the commercial packaging and retail channels. This combination of knowledge, experience and skill helps the SGK Brand Solutions segment differentiate itself from competitors.

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

ITEM 1.        BUSINESS, (continued)

The packaging solutions part of its business integrates all packaging-related services from the beginning to the end of the packaging development workflow process. Clients may purchase stand-alone services or a combination of services that are designed to fulfill larger, more strategic objectives. These services include design and adaptive packaging design, production art, photography, retouching, the creation of e-commerce assets, premedia, print technical services, cylinder and flexo printing plate production, workflow efficiency consulting, change management and technology workflow solutions. Historically a print media based business, the business leverages their 100+ years of packaging expertise to create packaging assets required for the e-commerce channel. The business has evolved from creating and delivering graphic brand assets for a single medium (package on shelf) which required output for printing, into one that is deeply entrenched in a brand’s journey across multiple mediums, requiring an almost infinite array of digital asset output across an ever-expanding multi-channel universe.

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

Major raw materials for this segment’s products include photopolymers, steel, copper, film, wood, corrugated materials, structural steel, plastic, laminates, inks and graphic art supplies. All such materials are presently available in adequate supply from various industry sources. Competition is on the basis of product quality, timeliness of delivery and price, and increasingly, the ability to provide a holistic solution for brand content beyond its use for packaging, while at the same time elevating the role of packaging in the marketing mix. The segment's ability to offer consistent service on a global basis is a key differentiator.

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

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of trademarks and in excess of 100 domestic and foreign patents for its products and related technologies.  In addition, the Company maintains numerous trade secrets that further comprise its portfolio of intellectual property assets. The Company continues to assess, refine and expand its intellectual property portfolio, considering options to pursue additional patent filings and to further develop and continue to maintain processes to identify, inventory and safeguard evolving trade secrets.

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

Workforce Composition:

As of October 31, 2022, the Company and its majority-owned subsidiaries employed approximately 12,000 people globally in 6 continents and more than 300 locations and 30 countries around the world. Its diverse team of talented employees possess a vast array of skills including engineering, manufacturing, research and development, plant operations, production, logistics, creative design, photography and corporate functional services, including legal, information technology, human resources and finance. Many of Matthews’ employees have highly specialized skills and subject-matter expertise in their respective disciplines, enabling the Company to deliver industry leading products and services to its customers throughout the world.

Diversity and Inclusion:

Matthews views diversity and inclusion (“D&I”) as a priority to be valued and promoted in every aspect of its business. The Company understands and firmly believes in the value that diverse experiences, perspectives, and ideas bring to the workforce and offer to clients. Matthews knows its employees deserve equal opportunities regardless of race, gender, gender expression, age, disability, religion, sexual orientation and more.

As an organization with a history that spans more than 170 years, Matthews has always believed that mutual respect, valuing the worth of all people, doing what's right and celebrating diversity is essential to how the Company operates and the way it does business. Matthews’ D&I strategy focuses on four pillars: Infrastructure, Talent Acquisition, Employee Engagement and Community Engagement. A global council representative of a diverse workforce exists to help shape plans and program priorities across these pillars and to champion the work to build a more inclusive culture, and a full time D&I leader is actively focused on driving progress in this area. Matthews is a unique organization, diverse in culture, talent and geography. The Company stands committed to a culture reflecting the people, clients, customers, and communities it serves.

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

ITEM 1.        BUSINESS, (continued)

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

BACKLOG:

Because the nature of the Company's Memorialization, Industrial Technologies, and SGK Brand Solutions businesses are primarily custom products made to order and services with short lead times, backlogs are not generally material except for mausoleums and cremation and incineration equipment in the Memorialization segment, and purpose-built machinery, warehouse automation and order fulfillment projects in the Industrial Technologies segment. Cremation and incineration equipment sales backlogs vary in a range of ten to twelve months of sales. Backlogs vary in a range of approximately twelve to eighteen months of sales for mausoleums. Backlogs are generally in excess of a year for purpose-built machinery projects. Backlogs for warehouse automation and fulfillment systems generally vary in a range of up to four weeks for standard products, and are currently in the range of ten to twelve months for custom systems. The Company's current backlog is expected to be substantially filled in fiscal 2023.

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

Company-Specific Risk Factors:

Foreign Operations.  The Company conducts business in more than 30 countries around the world, and in fiscal 2022 approximately 32% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks, including fluctuations in the value of the U.S. dollar relative to foreign currencies, global economic uncertainties, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations, potentially adverse tax consequences, and required compliance with non-U.S. laws and regulations.

Changes in Foreign Currency Exchange Rates.  Production and sales of a significant portion of the Company's products are outside the United States, and accordingly, the Company holds assets, incurs liabilities, earns revenue and pays expenses in a variety of currencies.  The Company's consolidated financial statements are presented in U.S. dollars, and therefore, the Company must translate the reported values of its foreign assets, liabilities, revenue and expenses into U.S. dollars.  Increases or decreases in the value of the U.S. dollar compared to foreign currencies may negatively affect the value of these items in the Company's consolidated financial statements, even though their value has not changed in local currency.

Changes in Interest Rates. Interest rate fluctuations could increase the Company's financing costs to the extent such interest rates are not hedged, or limit the Company's ability to obtain additional indebtedness or debt refinancing to be offered on terms that the Company deems attractive, if at all, which could have a material and adverse effect on the Company's borrowing costs, profitability, liquidity and capital resources. Borrowings under the Company’s credit facilities, including the domestic credit facility, are subject to variable rates of interest and expose the Company to interest rate risk. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. To the extent that some or all of the Company’s variable interest rate debt is not subject to interest rate swaps, if interest rates were to increase, the Company’s interest expense would increase, negatively affecting earnings and reducing cash flows available for working capital, capital expenditures and other investments.

ITEM 1A.    RISK FACTORS, (continued)
The Company also previously issued $300.0 million 5.25% senior unsecured notes due December 1, 2025 (the “2025 Senior Notes”). In the event the Company seeks to refinance indebtedness under the domestic credit facility or the 2025 Senior Notes, or obtain additional financing, higher interest rates may limit the Company’s ability to incur such indebtedness on terms that it deems attractive, if at all. If the Company is unable to incur indebtedness on terms that it deems attractive, it could have a material and adverse effect on the Company’s borrowing costs, profitability, liquidity and capital resources.

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

Changes in Mortality and Cremation Rates.  Generally, life expectancy in the United States and other countries in which the Company's Memorialization segment operates has increased steadily for several decades and is expected to continue to do so in the future, absent events related to pandemics or similar outbreaks.  The increase in life expectancy is also expected to impact the number of deaths in the future. Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960's, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future and sales of the Company's Memorialization segment may benefit from the continued growth in the number of cremations; however, such trends may adversely affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.

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

Changes in the Distribution of the Company's Products or the Loss of a Large Customer.  Although the Company does not have any customer that is individually significant to consolidated sales, it does have contracts with several large customers in each of its business segments.  While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the businesses.

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

ITEM 1A.    RISK FACTORS, (continued)
Pandemics or similar outbreaks. Pandemics or similar outbreaks could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for the Company’s products and services, as well as the Company's ability to access capital at acceptable interest rates. The spread of pandemics or similar outbreaks may also disrupt the Company’s manufacturing and production operations, as well as its distribution systems, which include import and export for delivery of the Company’s products to its customers. These factors could materially and adversely affect the Company’s business, financial condition and results of operations. See also "Disruptions to the global supply chain."

Due to the uncertainty relating to a pandemic or similar outbreak, the Company, its customers or its suppliers may be required, or believe that it is advantageous, to take precautionary measures intended to minimize the risk of a virus or disease spreading to employees, customers, and the communities in which they operate, and these measures could negatively impact the Company’s business. Further, if the scope and severity of an outbreak worsens and the Company’s contingency plans prove ineffective, its global operations could potentially experience disruptions, such as temporary closure of facilities or delays or suspensions in product offerings and services, which may materially and adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 1A.    RISK FACTORS, (continued)
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company's facilities provide adequate space for meeting its near-term production requirements. Significant principal properties of the Company and its majority-owned subsidiaries as of October 31, 2022 were as follows (properties, which are unencumbered, are owned by the Company except as noted):

Location	Description of Property
Memorialization:
Pittsburgh, PA	Manufacturing / Division Offices
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Hyde, England	Manufacturing	(1)
Indianapolis, IN	Distribution Hub	(1)
Monterrey, Mexico	Manufacturing	(1)
Orlando, FL	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
York, PA	Manufacturing
Industrial Technologies:
Cranberry Township, PA	Manufacturing / Division Offices
Bocholt, Germany	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing / Distribution
Fribourg, Switzerland	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Holoubkov, Czech Republic	Manufacturing
Lima, Costa Rica	Manufacturing	(1)
Mönchengladbach, Germany	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Wilsonville, OR	Manufacturing
Vreden, Germany	Manufacturing	(2)
SGK Brand Solutions:
Chennai, India	Production Facility	(1)
Dachnow, Poland	Manufacturing	(1)
East Butler, PA	Production Facility	(1)
Goslar, Germany	Production Facility	(1)
Grenzach-Wyhlen, Germany	Manufacturing
Izmir, Turkey	Manufacturing
Manchester, England	Production Facility	(1)
Minneapolis, MN	Production Facility
Mississauga, Canada	Production Facility	(1)
Penang, Malaysia	Production Facility
Tigard, OR	Production Facility	(1)
Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
(1)These properties are leased by the Company under operating lease arrangements.
(2)The Vreden, Germany location represents a shared facility for both the Industrial Technologies and SGK Brand Solutions segments.

ITEM 3.  LEGAL PROCEEDINGS.

Matthews is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2022:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	62	President and Chief Executive Officer
Ronald C. Awenowicz	53	Senior Vice President, Global Compliance, Operations and N.A. Human Resources
Gregory S. Babe	65	Chief Technology Officer
Davor Brkovich	54	Head of IT and Chief Information Officer
Brian J. Dunn	65	Executive Vice President, Strategy and Corporate Development
Steven D. Gackenbach	59	Group President, Memorialization
Reena Gurtner	48	Senior Vice President, Global Talent and EMEA/APAC Human Resources
Gary R. Kohl	59	President, SGK Brand Solutions
Lee Lane	54	Group President, Matthews Industrial Automation and Matthews Environmental Solutions
Steven F. Nicola	62	Chief Financial Officer and Secretary
Brian D. Walters	53	Senior Vice President and General Counsel

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

Gary R. Kohl was appointed President, SGK Brand Solutions effective May 2017.

Lee Lane was appointed Group President for Matthews’ Product Identification and Warehouse Automation businesses as well as Matthews Environmental Solutions effective October 2022. Prior thereto, he served as Senior Vice President of Matthews Automation since June 2022. Prior to joining the Company, he served as Vice President General Manager Sensing, Safety & Industrial Components Business at Rockwell Automation, Inc. since October 2020, and prior thereto he served as Vice President / General Manager Safety, Sensing & Connectivity Business at Rockwell Automation, Inc. since March 2017.

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

Brian D. Walters was appointed Senior Vice President and General Counsel effective February 2018. Prior thereto, Mr. Walters served as Vice President and General Counsel since February 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2022, 30,298,051 shares were outstanding.  The Company's Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol "MATW".

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,294,842 shares remain available for repurchase as of September 30, 2022. All purchases of the Company's common stock during fiscal 2022 were part of this repurchase program.

The following table shows the monthly fiscal 2022 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2021	—	$—	—	2,658,627
November 2021	—	—	—	2,658,627
December 2021	62,746	38.79	62,746	2,595,881
January 2022	—	—	—	2,595,881
February 2022	105,035	34.23	105,035	2,490,846
March 2022	184,149	33.17	184,149	2,306,697
April 2022	20,000	32.46	20,000	2,286,697
May 2022	422,736	30.69	422,736	1,863,961
June 2022	261,795	31.42	261,795	1,602,166
July 2022	—	—	—	1,602,166
August 2022	106,000	26.22	106,000	1,496,166
September 2022	201,324	24.59	201,324	1,294,842
Total	1,363,785	$30.59	1,363,785

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 521 at October 31, 2022.

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

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX AND RUSSELL 2000 VALUE INDEX

This graph compares the return on Matthews’ Common Stock with that of the Standard & Poor’s 500 Index and Russell 2000 Value Index for the period from October 1, 2017 through September 30, 2022. The graph assumes that on October 1, 2017, $100 was invested in each of the Company’s Common Stock, Standard & Poor’s 500 Index and Russell 2000 Value Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on the Company’s Common Stock with that of the Standard & Poor’s 500 Index and the Russell 2000 Value Index. The results are not necessarily indicative of future performance.

$200
$150
$100
$50
$0
Index Value
2017
2018
2019
2020
2021
2022
Fiscal Year Ended September 30
Matthews
S&P 500
Russell 2000 Value

*  Total return assumes dividend reinvestment

ITEM 6.  [Reserved].

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of Matthews and related notes thereto.  In addition, see "Cautionary Statement Regarding Forward-Looking Information" included in Part I of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions, product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following table sets forth sales and adjusted EBITDA for the Company's Memorialization, Industrial Technologies and SGK Brand Solutions segments for each of the last three fiscal years. Refer to Note 20, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data" for the Company's financial information by segment.

	Years Ended September 30,
	2022	2021	2020
	(Dollar amounts in thousands)
Sales to external customers:
Memorialization	$840,124	$769,016	$656,035
Industrial Technologies	335,523	284,495	228,453
SGK Brand Solutions	586,756	617,519	613,818
Consolidated Sales	$1,762,403	$1,671,030	$1,498,306

Adjusted EBITDA:
Memorialization	$151,849	$165,653	$146,285
Industrial Technologies	56,762	34,889	23,055
SGK Brand Solutions	60,120	91,435	90,342
Corporate and Non-Operating	(58,323)	(64,227)	(56,602)
Total Adjusted EBITDA(1)	$210,408	$227,750	$203,080
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2022 and Fiscal 2021:

Sales for the year ended September 30, 2022 were $1.76 billion, compared to $1.67 billion for the year ended September 30, 2021, representing an increase of $91.4 million.  The increase in fiscal 2022 sales reflected higher sales in the Memorialization and Industrial Technologies segments, partially offset by lower sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $56.3 million on fiscal 2022 sales compared to the prior year.

Memorialization segment sales for fiscal 2022 were $840.1 million, compared to $769.0 million for fiscal 2021.  The increase in sales resulted from improved price realization, increased unit sales of bronze and granite memorial products, higher sales of mausoleums and U.S. cremation equipment, and benefits from the fiscal 2021 acquisition of a small cemetery products business. These increases were partially offset by lower unit sales of caskets compared to the prior year. Changes in foreign currency exchange rates had an unfavorable impact of $4.6 million on the segment's sales compared to the prior year. Industrial Technologies segment sales for fiscal 2022 were $335.5 million, compared to $284.5 million for fiscal 2021.  The sales increase primarily reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), increased sales of warehouse automation solutions, higher product identification sales, and benefits from the recently completed acquisition of OLBRICH GmbH (“OLBRICH”) and R+S Automotive GmbH (“R+S Automotive”) (see Acquisitions and Divestitures below). These increases were partially offset by reduced sales of surfaces products. Changes in foreign currency exchange rates had an unfavorable impact of $16.9 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for fiscal 2022 were $586.8 million, compared to $617.5 million in fiscal 2021, representing a decrease of $30.7 million.  The decrease primarily resulted from unfavorable changes in foreign currency exchange rates, which had an unfavorable impact of $34.8 million on the segment's sales compared to the prior year. The change in sales also reflected higher retail-based sales (principally merchandising solutions), higher brand sales in the Asia-Pacific market, and increased sales volume for cylinder (primarily packaging) products, partially offset by lower brand sales in the U.S. and Europe. The sales decline in Europe primarily resulted from weakened economic conditions.

Gross profit for the year ended September 30, 2022 was $522.3 million, compared to $541.8 million for fiscal 2021.  Consolidated gross profit as a percent of sales was 29.6% and 32.4% in fiscal 2022 and fiscal 2021, respectively. The decrease in gross profit primarily reflected the impact of higher material (steel, lumber and bronze ingot), labor and transportation costs, particularly in the Memorialization segment, unfavorable changes in sales mix and lower margins on cylinder products within the SGK Brand Solutions segment, and lower margins on U.K. based cremation and incineration projects. Fiscal 2022 gross profit also included $9.7 million of asset write-downs related to the current war between Russia and Ukraine (see Note 23, "Asset Write-downs" in Item 8 - "Financial Statements and Supplementary Data" for further details). These decreases in gross profit were partially offset by the impact of higher sales, benefits from the realization of productivity improvements and other

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

cost-reduction initiatives, and improved margins for engineered products within the Industrial Technologies segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $12.6 million and $17.3 million in fiscal 2022 and 2021, respectively.

Selling and administrative expenses for the year ended September 30, 2022 were $426.7 million, compared to $415.6 million for fiscal 2021.  Consolidated selling and administrative expenses, as a percent of sales, were 24.2% for fiscal 2022, compared to 24.9% in fiscal 2021.  Fiscal 2022 selling and administrative expenses reflected the impacts of higher salaries and wage rates, higher travel and entertainment ("T&E") costs, and additional expenses from the recently completed OLBRICH and R+S Automotive acquisition. These increases were partially offset by lower performance-based compensation compared to fiscal 2021 and benefits from ongoing cost-reduction initiatives. Fiscal 2022 selling and administrative expenses included $364,000 of asset write-downs (net of recoveries) related to the current war between Russia and Ukraine (see Note 23, "Asset Write-downs" in Item 8 - "Financial Statements and Supplementary Data" for further details). Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $27.1 million in fiscal 2022, compared to $17.5 million in fiscal 2021. Intangible amortization for the year ended September 30, 2022 was $57.1 million, compared to $84.2 million for fiscal 2021. Fiscal 2022 intangible amortization included $4.0 million of incremental amortization resulting from the fiscal 2021 reduction in useful lives for certain customer relationships. Intangible amortization also included accelerated amortization related to certain trade names that have been discontinued. Amortization for these trade names totaled $9.5 million and $35.5 million in fiscal 2022 and fiscal 2021, respectively. In the fiscal 2022 fourth quarter, the Company recorded a goodwill write-down of $82.5 million related to the SGK Brand Solutions reporting unit (formerly the Graphics Imaging reporting unit). Refer to Note 22, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2022 was $210.4 million, compared to $227.8 million for fiscal 2021. Memorialization segment adjusted EBITDA for fiscal 2022 was $151.8 million, compared to $165.7 million for fiscal 2021.  Fiscal 2022 segment adjusted EBITDA reflected the benefits of higher sales and productivity initiatives, which were offset by the impact of higher material, labor, transportation and T&E costs and lower margins on certain cremation and incineration projects. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2022 was $56.8 million, compared to $34.9 million in fiscal 2021. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher sales, improved margins for engineered products, and benefits from cost-reduction initiatives, which were partially offset by the impact of higher T&E costs and increased performance-based compensation compared to fiscal 2021. Changes in foreign currency exchange rates had an unfavorable impact of $4.1 million on the segment's adjusted EBITDA compared to the prior year. Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2022 was $60.1 million, compared to $91.4 million for fiscal 2021.  The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, unfavorable changes in sales mix, lower margins on cylinder products, and higher material, labor and T&E costs. These decreases were partially offset by the impact of lower performance-based compensation compared to fiscal 2021 and benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $5.1 million on the segment's adjusted EBITDA compared to the prior year.

Investment income for the fiscal year ended September 30, 2022 was $1.0 million, compared to $2.6 million for the year ended September 30, 2021.  Investment income for both fiscal years primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans. Interest expense for fiscal 2022 was $27.7 million, compared to $28.7 million in fiscal 2021.  The decrease in interest expense reflected lower average borrowing levels and income recognized from cross currency swaps (see "Liquidity and Capital Resources" below). Other income (deductions), net for the year ended September 30, 2022 represented a decrease in pre-tax income of $33.6 million, compared to a decrease in pre-tax income of $6.8 million in fiscal 2021. Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $31.8 million and $5.8 million in fiscal years 2022 and 2021, respectively. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 15, "Pension and Other Postretirement Plans" in Item 8 - "Financial Statements and Supplementary Data" for further details. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Fiscal 2022 other income (deductions), net included $1.5 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - "Financial Statements and Supplementary Data" for further details).

The Company's consolidated income taxes for the year ended September 30, 2022 were a benefit of $4.4 million, compared to an expense of $6.4 million for fiscal 2021. The difference between the Company's consolidated income taxes for fiscal 2022 compared to fiscal 2021 partially resulted from fiscal 2022 having a consolidated loss before income taxes compared to fiscal 2021 having consolidated income before incomes taxes. The fiscal 2022 consolidated loss reflected a goodwill write-down recorded in the fourth quarter of fiscal 2022 that was primarily non-deductible. The fiscal 2022 effective tax rate benefited

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

from research and development and foreign tax credits. The fiscal 2022 effective tax rate was negatively impacted by foreign net operating losses that had a full valuation allowance. The fiscal 2021 effective tax rate also benefited from research and development and foreign tax credits as well as the reduction of uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions, the completion of a state tax audit, and the tax benefit of the NOL carryback. The fiscal 2021 tax rate was negatively impacted by the termination of the Company's Supplemental Retirement Plan ("SERP"), which resulted in certain expenses that are nondeductible for tax purposes. Refer to Note 17, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

Net losses attributable to noncontrolling interests were $54,000 in fiscal 2022, compared to $52,000 in fiscal 2021.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Comparison of Fiscal 2021 and Fiscal 2020:

Sales for the year ended September 30, 2021 were $1.67 billion, compared to $1.50 billion for the year ended September 30, 2020, representing an increase of $172.7 million. The increase in fiscal 2021 sales reflected higher sales in all of the Company's segments. Changes in foreign currency exchange rates were estimated to have a favorable impact of $30.2 million on fiscal 2021 consolidated sales compared to fiscal 2020. Fiscal 2021 sales were impacted by the global outbreak of coronavirus disease 2019 ("COVID-19"), which caused some commercial impacts in certain of the Company's segments and geographic locations. These impacts included higher sales volumes for memorialization products and services, but also included temporary business disruptions and customer project delays for certain of the Company's businesses. Additionally, increases in the cost of certain raw materials and other inflation-related pressures had an unfavorable impact on the Company's results of operations.

Memorialization segment sales for fiscal 2021 were $769.0 million, compared to $656.0 million for fiscal 2020. The increase in sales resulted from a significant increase in unit sales of caskets due to COVID-19. The segment also reported higher sales of bronze and granite memorial products, mausoleums, and cremation equipment. The increase in sales also reflected improved price realization and benefits from an acquisition of a small cemetery products business. Changes in foreign currency exchange rates had a favorable impact of $4.4 million on the segment's sales compared to fiscal 2020. Industrial Technologies segment sales for fiscal 2021 were $284.5 million, compared to $228.5 million for fiscal 2020. The sales increase primarily reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), higher sales of warehouse automation systems, and increased product identification sales, partially offset by reduced sales of surfaces products in Europe. Changes in foreign currency exchange rates had a favorable impact of $9.5 million on the segment's sales compared to fiscal 2020. In the SGK Brand Solutions segment, sales for fiscal 2021 were $617.5 million, compared to $613.8 million in fiscal 2020. The increase primarily resulted from increased cylinder (packaging) sales and higher brand sales in the Europe and Asia-Pacific markets. These increases were partially offset by lower retail-based sales (principally merchandising solutions and private label brand market sales) and decreased brand sales in the U.S., both of which were unfavorably impacted by COVID-19. Changes in foreign currency exchange rates had a favorable impact of $16.4 million on the segment's sales compared to fiscal 2020.

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

Selling and administrative expenses for the year ended September 30, 2021 were $415.6 million, compared to $400.0 million for fiscal 2020. Consolidated selling and administrative expenses, as a percent of sales, were 24.9% for fiscal 2021, compared to 26.7% in fiscal 2020. The increase in selling and administrative expenses reflected higher performance-based compensation compared to fiscal 2020, partially offset by benefits from ongoing cost-reduction initiatives, and reduced T&E costs reflecting travel limitations resulting from the pandemic. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $17.5 million in fiscal 2021, compared to $31.5 million in fiscal 2020. Fiscal 2020 selling and administrative expenses also included an $11.2 million gain on the sale of an ownership interest in a Memorialization business and a $10.6 million charge for a legal matter involving a letter of credit for a customer in Saudi Arabia. Intangible amortization for the year ended September 30, 2021 was $84.2 million, compared to $71.5 million for fiscal 2020. The increase in intangible amortization reflected $15.2

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

million of incremental amortization resulting from a reduction in useful lives for certain customer relationships. Intangible amortization also included accelerated amortization resulting from the fiscal 2019 reduction in useful lives for certain trade names that have been discontinued. Amortization for these trade names totaled $35.5 million and $37.5 million in fiscal 2021 and fiscal 2020, respectively. During the second quarter of fiscal 2020, the Company recorded a goodwill write-down totaling $90.4 million related to its two reporting units within the SGK Brand Solutions segment. Refer to Note 22, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2021 was $227.8 million, compared to $203.1 million for fiscal 2020. Memorialization segment adjusted EBITDA for fiscal 2021 was $165.7 million, compared to $146.3 million for fiscal 2020. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from productivity initiatives, lower T&E costs, and benefits from an acquisition of a small cemetery products business. These increases were partially offset by the impact of higher material and transportation costs, increased performance-based compensation compared to fiscal 2020, and lower margins on certain cremation and incineration projects. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2021 was $34.9 million, compared to $23.1 million in fiscal 2020. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher sales, improved margins for engineered products, and reduced T&E costs, partially offset by increased performance-based compensation expense and higher product development costs. Changes in foreign currency exchange rates had a favorable impact of $1.2 million on the segment's adjusted EBITDA compared to fiscal 2020. Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2021 was $91.4 million, compared to $90.3 million for fiscal 2020. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, benefits from cost-reduction initiatives, reduced T&E costs, and improved margins for cylinder products. Changes in foreign currency exchange rates had a favorable impact of $1.4 million on the segment's adjusted EBITDA compared to fiscal 2020. These increases were partially offset by increased performance-based compensation compared to fiscal 2020, and the impact of ongoing price competition in the brand market.

Investment income for the fiscal year ended September 30, 2021 was $2.6 million, compared to $2.0 million for the year ended September 30, 2020. Investment income for both fiscal years primarily reflected changes in the value of investments (primarily marketable securities) held in trust for certain of the Company's benefit plans. Interest expense for fiscal 2021 was $28.7 million, compared to $34.9 million in fiscal 2020. The decrease in interest expense reflected a decrease in average borrowing levels and lower average interest rates in fiscal 2021. Other income (deductions), net for the year ended September 30, 2021 represented a decrease in pre-tax income of $6.8 million, compared to a decrease in pre-tax income of $9.2 million in fiscal 2020. Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $5.8 million and $7.8 million in fiscal years 2021 and 2020, respectively. Other income (deductions), net also includes banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

The Company's consolidated income taxes for the year ended September 30, 2021 were an expense of $6.4 million, compared to a benefit of $18.7 million for fiscal 2020. The difference between the Company's consolidated income taxes for fiscal 2021 compared to fiscal 2020 primarily resulted from fiscal 2021 having consolidated income before income taxes, compared to fiscal 2020 having a consolidated loss, which reflected the goodwill write-down recorded in the second quarter of fiscal 2020, that was partially non-deductible. Additionally, the fiscal 2021 tax rate was negatively impacted by the termination of the Company's SERP, which resulted in certain expenses that are nondeductible for tax purposes. The fiscal 2021 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions, and the completion of a state tax audit, and the tax benefit of the NOL carryback. The Company’s fiscal 2020 effective tax rate was negatively affected by the non-deductible portion of the goodwill write-down along with certain other non-deductible expenses. The fiscal 2020 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the completion of a foreign tax audit, and the tax benefit of the NOL carryback. Refer to Note 17, “Income Taxes” in Item 8 - “Financial Statements and Supplementary Data” for further details regarding income taxes.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2022	2021	2020
	(Dollar amounts in thousands)
Net (loss) income	$(99,828)	$2,858	$(87,652)
Income tax (benefit) provision	(4,391)	6,375	(18,685)
(Loss) income before income taxes	(104,219)	9,233	(106,337)
Net loss attributable to noncontrolling interests	54	52	497
Interest expense	27,725	28,684	34,885
Depreciation and amortization *	104,056	133,512	119,058
Receivables Purchase Agreement ("RPA") financing fees (1)	1,046	—	—
Strategic initiatives and other charges (2)**	37,431	29,539	40,686
Legal matter reserve (3)	—	—	10,566
Non-recurring / incremental COVID-19 costs (4)***	2,985	5,312	3,908
Defined benefit plan termination related items (5)	(429)	—	—
Asset write-downs, net (6)	10,050	—	—
Goodwill write-downs (7)	82,454	—	90,408
Gain on sale of ownership interests in subsidiaries (8)	—	—	(11,208)
Joint Venture depreciation, amortization, interest expense and other charges (9)	—	—	4,732
Stock-based compensation	17,432	15,581	8,096
Non-service pension and postretirement expense (10)	31,823	5,837	7,789
Total Adjusted EBITDA	$210,408	$227,750	$203,080

(1) Represents fees for receivables sold under the Company's RPA agreement (see "Liquidity and Capital Resources”).
(2) Includes certain non-recurring items associated with recent acquisition activities, costs associated with global ERP system integration efforts, certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels, and exchange losses associated with highly inflationary accounting (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - “Financial Statements and Supplementary Data”).

(3) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment (see Note 9, "Debt and Financing Arrangements" in Item 8 - “Financial Statements and Supplementary Data”).

(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(5) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(6) Represents asset write-downs, net of recoveries within the SGK Brand Solutions segment (see Note 23, "Asset Write-Downs" in Item 8 - “Financial Statements and Supplementary Data”).
(7) Represents goodwill write-downs within the SGK Brand Solutions segment (see Note 22, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data”).
(8) Represents the gain on the sale of ownership interests in subsidiaries within the Memorialization segment.
(9) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

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

* Depreciation and amortization was $23.2 million, $23.0 million, and $20.5 million, for the Memorialization segment, $11.4 million, $11.4 million, and $11.9 million for the Industrial Technologies segment, $64.2 million, $93.7 million, and $81.4 million for the SGK Brand Solutions segment, and $5.3 million, $5.4 million, and $5.2 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3.5 million, $1.9 million, and $2.7 million for the Memorialization segment, $5.6 million, $4.0 million, and $2.5 million for the Industrial Technologies segment, $19.4 million, $12.3 million, and $12.5 million for the SGK Brand Solutions segment, and $8.9 million, $11.3 million, and $23.0 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
*** Non-recurring/incremental COVID-19 costs were $1.3 million, $3.6 million. and $1.8 million for the Memorialization segment, $6,000, $38,000, and $32,000 for the Industrial Technologies segment, $1.2 million, $1.5 million, and $1.4 million for the SGK Brand Solutions segment, and $466,000, $89,000, and $615,000 for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $126.9 million for the year ended September 30, 2022, compared to $162.8 million and $180.4 million for fiscal years 2021 and 2020, respectively. Operating cash flow for fiscal 2022 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, goodwill and other asset write-downs, non-cash pension expense, gain on sale of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2022 operating cash flow also reflected $35.7 million of contributions to fully fund the settlement of the Company's DB Plan obligations. The favorable movements in working capital in fiscal 2022 primarily reflected proceeds from the sale of receivables under a receivables purchase agreement (see below for further discussion), partially offset by higher inventory levels reflecting increased commodity costs, lower performance-based compensation accruals, and changes in other accounts. Operating cash flow for fiscal 2021 principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains related to investments, and non-cash pension expense, and changes in working capital items. Fiscal 2021 operating cash flow also reflected a $15.0 million discretionary contribution to fund the DB Plan. The favorable movements in working capital in fiscal 2021 primarily reflected the Company's continued emphasis on working capital management, particularly trade accounts payable. Operating cash flow for fiscal 2020 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net losses related to goodwill and investments, and non-cash pension expense, and changes in working capital items. The favorable movements in working capital in fiscal 2020 primarily reflected enhanced accounts receivable collection efforts and effective management of trade accounts payable.

Cash used in investing activities was $80.9 million for the year ended September 30, 2022, compared to $13.0 million and $2.7 million for fiscal years 2021 and 2020, respectively.  Investing activities for fiscal 2022 primarily reflected capital expenditures of $61.3 million, acquisition payments (net of cash acquired or received from sellers) of $44.5 million, purchases of investments of $2.2 million, proceeds from the sale of assets of $5.0 million, proceeds from the sale of investments of $8.8 million, and proceeds from the settlement of net investment hedges of $13.1 million. Investing activities for fiscal 2021 primarily reflected capital expenditures of $34.3 million, acquisition payments (net of cash acquired or received from sellers) of $15.6 million, proceeds from the sale of assets of $2.8 million, and proceeds from the sale of investments of $34.2 million.  Investing activities for fiscal 2020 primarily reflected capital expenditures of $34.8 million, acquisition payments (net of cash acquired or received from sellers) of $1.0 million, purchases of investments of $9.7 million, and proceeds of $42.2 million from the sale of an ownership interest in a pet cremation business.

Capital expenditures were $61.3 million for the year ended September 30, 2022, compared to $34.3 million and $34.8 million for fiscal years 2021 and 2020, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $43.5 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2023 is currently estimated to be approximately $75 million. Capital spending in fiscal 2022 and 2023 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments.  The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2022 was $37.2 million, and principally reflected proceeds, net of repayments, on long-term debt of $35.7 million, purchases of treasury stock of $41.7 million, payment of dividends to the Company's shareholders of $27.7 million ($0.88 per share), and $725,000 of holdback and contingent consideration payments related to acquisitions from prior years. Cash used in financing activities for the year ended September 30, 2021 was $122.9 million, and principally reflected repayments, net of proceeds, on long-term debt of $76.8 million, purchases of treasury stock of $11.9 million, payment of dividends to the Company's shareholders of $27.7 million ($0.86 per share), $1.8 million of holdback and contingent consideration payments related to acquisitions from prior years, and $1.8 million of payments for the acquisition of noncontrolling interests. Cash used in financing activities for the year ended September 30, 2020 was $172.3 million, and principally reflected repayments, net of proceeds, on long-term debt of $126.3 million, purchases of treasury stock of $4.4 million, payment of dividends to the Company's shareholders of $26.4 million ($0.84 per share), $10.2 million of holdback and contingent consideration payments related to acquisitions from prior years, and payment of deferred financing fees of $2.0 million.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million ) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.25% at September 30, 2022) based on the

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1.5 million and $2.2 million at September 30, 2022 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2022 and 2021 were $472.1 million and $349.8 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2022 and 2021 was 3.13% and 2.03%, respectively.

The Company has $299.6 million of 5.25% senior unsecured notes due December 1, 2025. The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $1.7 million and $2.2 million at September 30, 2022 and 2021, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $424.8 million and $328.2 million in fiscal 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2022, the amount sold to the Purchasers was $96.6 million, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $44.3 million as of September 30, 2022.

Previously, the Company had a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 totaled $96.0 million. At September 30, 2021, the interest rate on borrowings under this facility was 0.83%.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €25.0 million ($24.5 million), which includes €8.0 million ($7.8 million) for bank guarantees.  The credit facility matures in December 2022 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €8.2 million ($8.1 million) and €704,000 ($817,000) at September 30, 2022 and 2021, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at September 30, 2022 and 2021.

Other borrowings totaled $13.4 million and $10.2 million at September 30, 2022 and 2021, respectively. The weighted-average interest rate on these borrowings was 1.85% and 2.19% at September 30, 2022 and 2021, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2022	September 30, 2021
	(Dollar amounts in thousands)
Notional amount	$125,000	$250,000
Weighted-average maturity period (years)	3.1	2.2
Weighted-average received rate	3.14%	0.08%
Weighted-average pay rate	1.04%	1.34%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $10.7 million ($7.9 million after tax) and a net unrealized loss of $2.1 million ($1.6 million after tax) at September 30, 2022 and 2021, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2022, a gain (net of tax) of approximately $2.5 million included in AOCI is expected to be recognized in earnings over the next twelve months.

During fiscal 2021, the Company entered into a U.S. Dollar/Euro cross currency swap with a notional amount of $94.5 million, which was designated as a net investment hedge of foreign operations. The swap was settled during fiscal 2022, resulting in cash proceeds of $13.1 million. Concurrently, the Company entered into a new U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million, which was also designated as a net investment hedge of foreign operations. The new swap contract matures in September 2027. The Company assesses hedge effectiveness for the swap contracts based on changes in fair value attributable to changes in spot prices. A gain of $2.8 million (net of income taxes of $0.9 million) and a gain of $29,000 (net of income taxes of $10,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2022 and September 30, 2021, respectively. Income of $1.6 million and $63,000, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for fiscal 2022 and fiscal 2021, respectively. At September 30, 2022 and September 30, 2021, the swaps totaled $3.7 million and $39,000, respectively, and were included in other assets in the Consolidated Balance Sheets.

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $5.4 million (net of income taxes of $1.7 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2021.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency exposure. Changes in the fair value of these economic hedges are recorded in current period earnings as a component of other income (deductions), net. During fiscal 2022, net gains from economic hedges (which largely offset losses from underlying foreign currency exposures) totaled $4.7 million. No such economic hedge contracts were outstanding as of September 30, 2022 and 2021.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,294,842 shares remain available for repurchase as of September 30, 2022.

Consolidated working capital was $217.2 million at September 30, 2022, compared to $269.9 million at September 30, 2021.  Cash and cash equivalents were $69.0 million at September 30, 2022, compared to $49.2 million at September 30, 2021.  The Company's current ratio was 1.5 and 1.8 at September 30, 2022 and 2021, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at September 30, 2022, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2023(1)	2024 to 2025	2026 to 2027	After 2027
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$480,107	$8,050	$472,057	$—	$—
2025 Senior Notes	353,086	15,750	31,500	305,836	—
Finance lease obligations (2)	7,722	2,499	2,451	1,510	1,262
Non-cancelable operating leases (2)	77,978	24,378	34,728	15,561	3,311
Other	40,559	28,119	2,070	2,155	8,215
Total contractual cash obligations	$959,452	$78,796	$542,806	$325,062	$12,788
(1)The Company maintains certain debt facilities with current maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $8.1 million. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(2)Lease obligations have not been discounted to their present value.

Benefit payments under the Company's DB Plan were made from plan assets, while benefit payments under the SERP and postretirement benefit plan are funded from the Company's operating funds.

In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35.7 million to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $186.0 million were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56.3 million were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30.9 million, which has been presented as a component of other income (deductions), net for the year ended September 30, 2022. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan. During fiscal 2022 contributions of $760,000, $416,000, and $615,000 were made under the SERP, other retirement plans, and postretirement plan, respectively.

In October 2022, subsequent to the date of the balance sheet, the Company made lump sum payments totaling $24.2 million to fully settle the SERP and defined benefit portion of the Company's Officers Retirement Restoration Plan ("ORRP") obligations. The settlement of these plan obligations is expected to result in the recognition of a non-cash charge of approximately $1.3 million in the first quarter of fiscal 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP, and is based on current estimates as of September 30, 2022.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2022, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

ACQUISITIONS AND DIVESTITURES:

Refer to Note 21, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions and divestitures.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual operating income growth primarily consists of the following:  internal growth - which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products - and acquisitions and related integration activities to achieve synergy benefits.

The significant factors (excluding acquisitions) influencing sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. Order rates for the Company's Industrial Technologies businesses remained strong through fiscal 2022 and, as a result, are currently expected to support the segment’s organic growth objectives into next year. For the Memorialization segment, sales growth will be influenced by North America death rates, and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor. Additionally, the retail-based businesses in the SGK Brand Solutions segment continue to recover from the unfavorable sales impacts of the pandemic (see below).

On January 30, 2020, the World Health Organization declared an outbreak of COVID-19 to be a Public Health Emergency of International Concern, and subsequently recognized COVID-19 as a global pandemic in March 2020. The Company has experienced some commercial impact and business disruptions in certain segments and geographic locations as a result of COVID-19. Recent impacts have included higher sales volumes for memorialization products and services, which are expected to decrease as the pandemic subsides. Additionally, recent increases in the cost of certain raw materials, labor, supply chain challenges, and other inflation-related impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and cost-reduction initiatives.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2022.

Long-Lived Assets, including Property, Plant and Equipment:

Long-lived assets are recorded at their respective cost basis on the date of acquisition.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Intangible assets with finite useful lives are amortized over their estimated useful lives.  The Company reviews long-lived assets, including property, plant and equipment, and intangibles with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value, which is based on a discounted cash flow analysis. No such charges were recognized during the years presented, except as disclosed in Note 23, “Asset Write-Downs" in Item 8 - "Financial Statements and Supplementary Data."

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
The SGK Brand Solutions reporting unit has experienced recent declines, primarily resulting from weakened economic conditions (particularly in Europe) and unfavorable changes in foreign exchange rates. Additionally, recent increases in the cost of certain materials, labor, and other inflation-related pressures have had an unfavorable impact on the reporting unit's results of operations. During the fourth quarter of fiscal 2022, in its assessment of these potential impacts, and in light of the limited excess fair value over carrying value for its SGK Brand Solutions reporting unit (discussed above), management determined a triggering event occurred, resulting in a re-evaluation of goodwill for the reporting unit, as of September 1, 2022. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $82.5 million during the fiscal 2022 fourth quarter. Subsequent to this write-down, the fair value of the SGK Brand Solutions reporting unit approximated its carrying value at September 1, 2022. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.
In fiscal 2020, in its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values over carrying values for the segment's two reporting units, management determined that COVID-19 represented a triggering event, resulting in a re-evaluation of the goodwill for the reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $90.4 million during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology.
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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

INFLATION:
Recent increases in the cost of certain materials (such as bronze ingot, steel, wood, granite and fuel), labor, and other inflation-related pressures have had an unfavorable impact on the Company's results of operations (see "Results of Operations"). Although recent economic conditions increase the level of uncertainty in the Company's near-term outlook, inflation is not currently anticipated to have a material impact on a long-term basis.

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

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2022	September 30, 2021
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$125,000	$250,000
Weighted-average maturity period (years)	3.1	2.2
Weighted-average received rate	3.14%	0.08%
Weighted-average pay rate	1.04%	1.34%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected a net unrealized gain of $10.7 million ($7.9 million after-tax) at September 30, 2022 that is included in equity as part of AOCI.  A hypothetical decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $2.5 million in the fair value of the interest rate swaps.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $56.6 million and a decrease in reported operating income of $3.7 million for the year ended September 30, 2022.

As of September 30, 2022, the Company had a foreign currency derivative contract (U.S. Dollar/Euro cross currency swap) with a notional amount of $81.4 million designated as a net investment hedge of foreign operations. The net unrealized gain for this swap contract at September 30, 2022 was of $2.8 million (net of income taxes of $0.9 million). As of September 30, 2022, the potential gain or loss in the fair value of the swap contract assuming a hypothetical 10% fluctuation in the market rates would be approximately $8.4 million.

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

Actuarial Assumptions - As of September 30, 2022, all of the Company's defined benefit plans are unfunded. The most significant actuarial assumption affecting pension expense and pension obligations is discount rates. A hypothetical decrease of 1% in discount rates would result in an increase of approximately $2.3 million in the projected benefit obligation. Refer to Note 15, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

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

OLBRICH GmbH (“OLBRICH”) and R+S Automotive GmbH (“R+S Automotive”) have been excluded from management's assessment of internal control over financial reporting as of September 30, 2022, because they were acquired by the Company in a purchase business combination in August 2022. Total assets and total sales for these subsidiaries represent approximately 5% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended September 30, 2022.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2022.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of September 30, 2022 did not include the internal controls of OLBRICH GmbH (“OLBRICH”) and R+S Automotive GmbH (“R+S Automotive”), which are included in the 2022 consolidated financial statements of the Company and constituted 5% of total assets as of September 30, 2022 and 1% of total sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OLBRICH and R+S Automotive.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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
November 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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

Valuation of SGK Brand Solutions Reporting Unit Goodwill
Description of the Matter	As more fully described in Note 22 to the consolidated financial statements, during 2022, the Company recorded an $82.5 million impairment charge attributable to its SGK Brand Solutions reporting unit within the SGK Brand Solutions segment. Weakened economic conditions (particularly in Europe), unfavorable changes in foreign exchange rates, and recent increases in the cost of certain materials, labor, and other inflation-related pressures unfavorably impacted the financial results for this reporting unit. Because of these challenging market conditions, as of September 1, 2022, the Company evaluated the goodwill attributable to this reporting unit, determining that the reporting unit’s carrying value exceeded its estimated fair value and, therefore, goodwill was impaired. Significant assumptions used in the Company’s fair value estimate included revenue growth, EBITDA contribution, market participant assumptions, and the discount rate.

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

Pittsburgh, Pennsylvania
November 18, 2022

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2022 and 2021
(Dollar amounts in thousands, except per share data)

ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$69,016	$49,176
Accounts receivable, net of allowance for doubtful accounts of $10,138 and $10,654, respectively	221,015	309,818
Inventories	225,440	189,088
Restricted cash, current	2,398	—
Other current assets	110,747	76,083

Total current assets	628,616	624,165

Restricted cash, non-current	—	19,167

Investments	25,976	30,438

Property, plant and equipment, net	256,065	223,707

Operating lease right-of-use-assets	71,974	80,262

Deferred income taxes	3,610	3,489

Goodwill	675,421	773,787

Other intangible assets, net	202,154	261,542

Other assets	18,955	15,521

Total assets	$1,882,771	$2,032,078

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2022 and 2021
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2022	2021
Current liabilities:
Long-term debt, current maturities	$3,277	$4,624
Current portion of operating lease liabilities	22,869	25,151
Trade accounts payable	121,359	112,722
Accrued compensation	58,272	68,938
Accrued income taxes	9,277	4,235
Other current liabilities	196,321	138,555
Total current liabilities	411,375	354,225

Long-term debt	795,291	759,086

Operating lease liabilities	51,445	57,272

Accrued pension	12,437	84,803

Postretirement benefits	11,983	17,958

Deferred income taxes	92,589	97,416

Other liabilities	20,575	24,915
Total liabilities	1,395,695	1,395,675

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	160,255	149,484
Retained earnings	706,749	834,208
Accumulated other comprehensive loss	(190,191)	(192,739)
Treasury stock, 6,035,940 and 4,863,879 shares, respectively, at cost	(225,795)	(190,739)
Total shareholders' equity-Matthews	487,352	636,548
Noncontrolling interests	(276)	(145)
Total shareholders' equity	487,076	636,403

Total liabilities and shareholders' equity	$1,882,771	$2,032,078

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended September 30, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	2022	2021	2020
Sales	$1,762,403	$1,671,030	$1,498,306
Cost of sales	(1,240,125)	(1,129,198)	(1,000,537)

Gross profit	522,278	541,832	497,769

Selling expense	(128,362)	(130,199)	(125,117)
Administrative expense	(298,315)	(285,366)	(274,923)
Intangible amortization	(57,084)	(84,233)	(71,514)
Goodwill write-downs	(82,454)	—	(90,408)

Operating (loss) profit	(43,937)	42,034	(64,193)

Investment income	1,036	2,645	1,962
Interest expense	(27,725)	(28,684)	(34,885)
Other income (deductions), net	(33,593)	(6,762)	(9,221)

(Loss) income before income taxes	(104,219)	9,233	(106,337)

Income tax benefit (provision)	4,391	(6,375)	18,685

Net (loss) income	(99,828)	2,858	(87,652)

Net loss attributable to noncontrolling interests	54	52	497

Net (loss) income attributable to Matthews shareholders	$(99,774)	$2,910	$(87,155)

(Loss) earnings per share attributable to Matthews shareholders:

Basic	$(3.18)	$0.09	$(2.79)

Diluted	$(3.18)	$0.09	$(2.79)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2022, 2021 and 2020
(Dollar amounts in thousands)

	Year Ended September 30, 2022
	Matthews	Noncontrolling Interest	Total
Net loss	$(99,774)	$(54)	$(99,828)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(48,059)	14	(48,045)
Pension plans and other postretirement benefits	41,112	—	41,112
Unrecognized gain on cash flow hedges:
Net change from periodic revaluation	8,148	—	8,148
Net amount reclassified to earnings	1,347	—	1,347
Net change in unrecognized gain on cash flow hedges	9,495	—	9,495
Other comprehensive income, net of tax	2,548	14	2,562
Comprehensive loss	$(97,226)	$(40)	$(97,266)

	Year Ended September 30, 2021
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$2,910	$(52)	$2,858
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,370)	(127)	(3,497)
Pension plans and other postretirement benefits	47,024	—	47,024
Unrecognized gain on cash flow hedges:
Net change from periodic revaluation	1,873	—	1,873
Net amount reclassified to earnings	2,453	—	2,453
Net change in unrecognized gain on cash flow hedges	4,326	—	4,326
Other comprehensive income (loss), net of tax	47,980	(127)	47,853
Comprehensive income (loss)	$50,890	$(179)	$50,711

	Year Ended September 30, 2020
	Matthews	Noncontrolling Interest	Total

Net loss	$(87,155)	$(497)	$(87,652)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,333	(7)	4,326
Pension plans and other postretirement benefits	(11,211)	—	(11,211)
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(6,130)	—	(6,130)
Net amount reclassified to earnings	650	—	650
Net change in unrecognized loss on cash flow hedges	(5,480)	—	(5,480)
Other comprehensive loss, net of tax	(12,358)	(7)	(12,365)
Comprehensive loss	$(99,513)	$(504)	$(100,017)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2019	$36,334	$137,774	$972,594	$(228,361)	$(200,235)	$1,130	$719,236
Net loss	—	—	(87,155)	—	—	(497)	(87,652)
Pension plans and other postretirement benefits	—	—	—	(11,211)	—	—	(11,211)
Translation adjustment	—	—	—	4,333	—	(7)	4,326
Fair value of cash flow hedges	—	—	—	(5,480)	—	—	(5,480)
Total comprehensive loss							(100,017)
Stock-based compensation	—	8,096	—	—	—	—	8,096
Purchase of 173,576 shares of treasury stock	—	—	—	—	(4,428)	—	(4,428)
Issuance of 12,125 shares of treasury stock	—	(486)	—	—	486	—	—
Cancellation of 23,461 shares of treasury stock	—	1,527	—	—	(1,527)	—	—
Dividends	—	—	(26,437)	—	—	—	(26,437)
Pension contribution of 668,000 shares of treasury stock	—	(11,724)	—	—	26,707	—	14,983
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net income (loss)	—	—	2,910	—	—	(52)	2,858
Pension plans and other postretirement benefits	—	—	—	47,024	—	—	47,024
Translation adjustment	—	—	—	(3,370)	—	(127)	(3,497)
Fair value of cash flow hedges	—	—	—	4,326	—	—	4,326
Total comprehensive income							50,711
Stock-based compensation	—	15,581	—	—	—	—	15,581
Purchase of 380,109 shares of treasury stock	—	—	—	—	(11,858)	—	(11,858)
Issuance of 53,377 shares of treasury stock	—	(2,097)	—	—	2,097	—	—
Cancellation of 34,727 shares of treasury stock	—	1,981	—	—	(1,981)	—	—
Dividends	—	—	(27,704)	—	—	—	(27,704)
Transactions with noncontrolling interests	—	(1,168)	—	—	—	(592)	(1,760)
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(99,774)	—	—	(54)	(99,828)
Pension plans and other postretirement benefits	—	—	—	41,112	—	—	41,112
Translation adjustment	—	—	—	(48,059)	—	14	(48,045)
Fair value of cash flow hedges	—	—	—	9,495	—	—	9,495
Total comprehensive loss							(97,266)
Stock-based compensation	—	17,432	—	—	—	—	17,432
Purchase of 1,363,785 shares of treasury stock	—	—	—	—	(41,717)	—	(41,717)
Issuance of 223,033 shares of treasury stock	—	(8,767)	—	—	8,767	—	—
Cancellation of 31,309 shares of treasury stock	—	2,106	—	—	(2,106)	—	—
Dividends	—	—	(27,685)	—	—	—	(27,685)
Divestiture	—	—	—	—	—	(91)	(91)
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2022, 2021 and 2020
(Dollar amounts in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(99,828)	$2,858	$(87,652)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	104,056	133,512	119,058
Stock-based compensation expense	17,432	15,581	8,096
Deferred tax (benefit) provision	(32,962)	4,158	(16,607)
Gain on sale of assets, net	(3,194)	(412)	(348)
Gain on sale of ownership interests in subsidiaries	(196)	—	(11,208)
Losses from equity-method investments	—	—	3,498
Other investment losses (gains)	14	(1,364)	(2,066)
Pension settlement loss	30,856	—	—
Asset write-downs	10,050	—	—
Goodwill write-downs	82,454	—	90,408
Changes in working capital items	29,590	12,982	46,367
Decrease in other assets	20,093	15,115	16,392
(Decrease) increase in other liabilities	(45,405)	(16,346)	4,886
Other operating activities, net	13,900	(3,273)	9,623
Net cash provided by operating activities	126,860	162,811	180,447
Cash flows from investing activities:
Capital expenditures	(61,321)	(34,313)	(34,849)
Acquisitions, net of cash acquired	(44,469)	(15,623)	(1,000)
Purchases of investments	(2,198)	—	(9,703)
Proceeds from sale of assets	4,955	2,776	624
Proceeds from sale of ownership interests in subsidiaries	344	—	42,210
Proceeds from sale of investments	8,771	34,167	—
Proceeds from the settlement of net investment hedges	13,066	—	—
Net cash used in investing activities	(80,852)	(12,993)	(2,718)
Cash flows from financing activities:
Proceeds from long-term debt	777,809	625,628	1,154,809
Payments on long-term debt	(742,121)	(702,395)	(1,281,092)
Purchases of treasury stock	(41,717)	(11,858)	(4,428)
Dividends	(27,685)	(27,704)	(26,437)
Acquisition holdback and contingent consideration payments	(725)	(1,781)	(10,215)
Transactions with noncontrolling interests	—	(1,760)	—
Other financing activities	(2,774)	(2,982)	(4,889)
Net cash used in financing activities	(37,213)	(122,852)	(172,252)
Effect of exchange rate changes on cash	(5,724)	43	555
Net change in cash, cash equivalents and restricted cash	3,071	27,009	6,032
Cash, cash equivalents and restricted cash at beginning of year	68,343	41,334	35,302
Cash, cash equivalents and restricted cash at end of year	$71,414	$68,343	$41,334
Cash paid during the year for:
Interest	$27,411	$28,824	$35,269
Income taxes	13,647	9,166	20,734
Non-cash investing and financing activities:
Contribution of treasury stock to the Company's principal defined benefit retirement plan ("DB Plan")	$—	$—	$14,983
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial technologies includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions, product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. Brand solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment.  Gains or losses from the disposition of assets are reflected in operating profit.  The cost of maintenance and repairs is charged to expense as incurred.  Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value, which is based on a discounted cash flow analysis. No such charges were recognized during the years presented, except as disclosed in Note 23, “Asset Write-Downs."

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

Derivatives and Hedging:

Derivatives are generally held as part of a formal documented hedging program.  All derivatives are held for purposes other than trading.  Matthews measures effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or future cash flows of the hedged item.  If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains and losses on the derivative will be recorded in other income (deductions) at that time.

Changes in the fair value of derivatives designated as cash flow hedges are recorded in other comprehensive income (loss) ("OCI"), net of tax, and are reclassified to earnings in a manner consistent with the underlying hedged item.  The cash flows from hedging activities are recognized in the statement of cash flows in a manner consistent with the underlying hedged item.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. As of September 30, 2022, the Company had net monetary assets related to its Turkish subsidiaries of $5,022. Exchange losses related to highly inflationary accounting totaled $1,473 in fiscal 2022 and were included in the Consolidated Statements of Income within other income (deductions), net.

Comprehensive Income (Loss):

Comprehensive income (loss) consists of net income adjusted for changes, net of any related income tax effect, in cumulative foreign currency translation, the fair value of cash flow hedges, unrealized investment gains and losses and remeasurement of pension and other postretirement liabilities.

Treasury Stock:

Treasury stock is carried at cost.  The cost of treasury shares sold is determined under the average cost method.

Revenue Recognition:

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price for goods and services, as well as warranties. Transaction price also reflects estimates of rebates, other sales or contract renewal incentives, cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including purpose-built engineered products (primarily in support of the electric vehicle and energy storage solutions industries), cremation and incineration projects, and product identification and warehouse automation projects, are recognized over time using the input method measuring progress toward completion of such projects. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Refer to Note 4, “Revenue Recognition,” for a further discussion.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $15,536, $13,206 and $13,363 for the years ended September 30, 2022, 2021 and 2020, respectively.

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

3.    ACCOUNTING PRONOUNCEMENTS:

Issued

In October 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805) which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract asset/liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. This ASU is effective for the Company beginning in interim periods starting in fiscal 2024. While the impact of this ASU is dependent on the nature of any future transactions, the Company currently does not expect this ASU to have a significant impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the years ended September 30, 2022 and 2021.

Description	Balance at Beginning of Period	Charged to Expense	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2022	$10,654	$1,368	$(1,884)	$10,138
September 30, 2021	9,618	2,182	(1,146)	10,654
(1) Amounts determined not to be collectible (including direct write-offs), net of recoveries.

4.    REVENUE RECOGNITION:

The Company delivers a variety of products and services through its business segments. The Memorialization segment produces and delivers bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment designs, manufactures, services and distributes high-tech custom energy storage solutions, product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. The SGK Brand Solutions segment delivers brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2022, 2021 and 2020 were as follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Memorialization:
2022	$788,791	$—	$41,184	$10,149	$—	$840,124
2021	710,926	—	47,858	10,232	—	769,016
2020	611,496	—	35,557	8,982	—	656,035

Industrial Technologies:
2022	$155,977	$—	$172,985	$—	$6,561	$335,523
2021	142,516	—	135,612	—	6,367	284,495
2020	120,682	—	104,773	—	2,998	228,453

SGK Brand Solutions:
2022	$285,499	$4,729	$230,437	$11,057	$55,034	$586,756
2021	287,954	5,036	262,804	13,336	48,389	617,519
2020	305,527	6,304	247,501	12,097	42,389	613,818

Consolidated:
2022	$1,230,267	$4,729	$444,606	$21,206	$61,595	$1,762,403
2021	1,141,396	5,036	446,274	23,568	54,756	1,671,030
2020	1,037,705	6,304	387,831	21,079	45,387	1,498,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

4.     REVENUE RECOGNITION, (continued):

Revenue from products or services provided to customers over time accounted for approximately 12%, 11%, and less than 5% of revenue for the years ended September 30, 2022, 2021, and 2020, respectively. As of September 30, 2022 and 2021, the Company had contract assets of $48,210 and $23,998, respectively, that were recorded in other current assets within the Consolidated Balance Sheets. As of September 30, 2022 and 2021, the Company had contract liabilities of $31,871 and $19,752, respectively, that were recorded in other current liabilities within the Consolidated Balance Sheets. The increase in contract assets and contract liabilities in fiscal 2022 reflects the acquisition of OLBRICH and R+S Automotive.

5.    FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

As of September 30, 2022 and 2021, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$14,421	$—	$14,421
Equity and fixed income mutual funds	—	—	—	—
Life insurance policies	—	4,439	—	4,439
Total assets at fair value	$—	$18,860	$—	$18,860

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$209	$—	$209
Equity and fixed income mutual funds	—	6,936	—	6,936
Life insurance policies	—	4,626	—	4,626
Total assets at fair value	$—	$11,771	$—	$11,771

Liabilities:
Derivatives (1)	$—	$2,232	$—	$2,232
Total liabilities at fair value	$—	$2,232	$—	$2,232
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value for the years ended September 30, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.    INVENTORIES:

Inventories at September 30, 2022 and 2021 consisted of the following:

	2022	2021
Raw materials	$52,586	$37,673
Work in process	94,804	75,997
Finished goods	78,050	75,418
	$225,440	$189,088

7.    INVESTMENTS:

At September 30, 2022 and 2021, non-current investments were as follows:

	2022	2021
Equity and fixed income mutual funds	$—	$6,936
Life insurance policies	4,439	4,626
Equity-method investments	2,729	458
Other (primarily cost-method) investments	18,808	18,418
	$25,976	$30,438

Equity and fixed income mutual funds at September 30, 2021 represented investments held in trust for the Company's non-qualified Supplemental Retirement Plan ("SERP") and were classified as trading securities and recorded at fair value.  During fiscal 2022, the Company sold these investments in anticipation of the planned settlement of the SERP obligations in fiscal 2023. Realized and unrealized gains and losses are recorded in investment income.

8.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2022 and 2021 were as follows:

	2022	2021
Buildings	$137,827	$109,912
Machinery, equipment and other	477,004	485,691
	614,831	595,603
Less accumulated depreciation	(404,548)	(400,281)
	210,283	195,322
Land	20,209	16,619
Construction in progress	25,573	11,766
	$256,065	$223,707

Depreciation expense, including amortization of assets under finance lease, was $46,972, $49,279 and $47,544 for each of the three years ended September 30, 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    DEBT AND FINANCING ARRANGEMENTS:

Long-term debt at September 30, 2022 and 2021 consisted of the following:

	2022	2021
Revolving credit facilities	$480,107	$350,597
Securitization facility	—	95,990
2025 Senior Notes (1)	297,961	297,796
Other borrowings	13,434	10,150
Finance lease obligations	7,066	9,177
Total debt	798,568	763,710
Less current maturities	(3,277)	(4,624)
Long-term debt	$795,291	$759,086
(1) During fiscal 2022, the Company extinguished a small portion of the 2025 Senior Notes.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR (Euro LIBOR for balances drawn in Euros) plus a factor ranging from 0.75% to 2.00% (1.25% at September 30, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1,522 and $2,182 at September 30, 2022 and September 30, 2021, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2022 and 2021 were $472,057 and $349,780, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2022 and 2021 was 3.13% and 2.03%, respectively.

The Company has $299,625 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $1,664 and $2,204 at September 30, 2022 and 2021, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $424,789 and $328,199 for the year ended September 30, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2022, the amount sold to the Purchasers was $96,590, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $44,262 as of September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    DEBT AND FINANCING ARRANGEMENTS, (continued)
Previously, the Company had a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. Outstanding borrowings under the Securitization Facility at September 30, 2021 totaled 95,990. At September 30, 2021, the interest rate on borrowings under this facility was 0.83%.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €25.0 million ($24,499), which includes €8.0 million ($7,840) for bank guarantees. The credit facility matures in December 2022 and the Company intends to continue to extend this facility. Outstanding borrowings under the credit facility totaled €8.2 million ($8,050) and €0.7 million ($817) at September 30, 2022 and 2021, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at September 30, 2022 and 2021.

Other borrowings totaled $13,434 and $10,150 at September 30, 2022 and 2021, respectively. The weighted-average interest rate on these borrowings was 1.85% and 2.19% at September 30, 2022 and 2021, respectively.

In September 2014, a claim was filed by a customer seeking to draw upon a letter of credit issued by the Company of £8,570,000 ($9,544 at September 30, 2022) with respect to a performance guarantee on an incineration equipment project in Saudi Arabia. Management assessed the customer's demand to be without merit and initiated an action with the court in the United Kingdom (the "U.K. Court"). Pursuant to this action, an order was issued by the U.K. Court in January 2015 requiring that, upon receipt by the customer, the funds were to be remitted by the customer to the U.K. Court pending resolution of the dispute between the parties. As a result, the Company made payment on the draw to the financial institution for the letter of credit and the funds were ultimately received by the customer. The customer did not remit the funds to the U.K. Court as ordered. On June 14, 2016, the U.K. Court ruled completely in favor of Matthews following a trial on the merits. However, the dispute involved litigation in multiple foreign jurisdictions because the contract between the parties included a venue clause requiring the venue for any litigation to be in the United Kingdom, while the enforcement of any final judgment was required to be executed in Saudi Arabia. Thus, the Company pursued a trial on the merits in Saudi Arabia. On November 9, 2020, the judge in the Commercial Court of Saudi Arabia issued a final judgment against the customer in the amount of £10,450,000 (representing the full claim amount plus interest) in favor of Matthews and the customer did not appeal the ruling by the Commercial Court. As result, the judgment is now final and enforceable in Saudi Arabia. The Company is assessing options to enforce and collect upon the judgment and its level of success in recovering funds from the customer will depend upon several factors, including the availability of recoverable funds, and the level of support of the Saudi Arabian government to enforce the judgment against the customer.

During fiscal 2020 and fiscal 2021, the Saudi Arabian government enforced restrictions on travel to Mecca due to the coronavirus disease 2019 ("COVID-19") pandemic. As a result, the Company was not able to support the operation of the incineration equipment for the local agency responsible for its operation during the prior two (2) Hajj Pilgrimages. Consequently, the Company continues to have concerns regarding the level of anticipated support from the government in its collection efforts. As a result of these concerns and other collectability risks, the Company established a reserve for the full value of the funded letter of credit as of June 30, 2020, and has made no adjustments to the reserve since that time. The Company will continue to assess the accounting and collectability related to this matter as facts and circumstances evolve.

As of September 30, 2022 and 2021, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    DEBT AND FINANCING ARRANGEMENTS, (continued)
Aggregate maturities by fiscal year of long-term debt, including other borrowings, is as follows:

2023	$9,043	(a)
2024	1,037
2025	473,091
2026	299,015
2027	1,101
Thereafter	8,215
	791,502
Finance lease obligations	7,066	(b)
	$798,568
(a) The Company maintains certain debt facilities with current maturity dates of twelve months or less that it intends and has the ability to extend beyond twelve months totaling $8,050. These balances have been classified as non-current on the Company's Consolidated Balance Sheet.
(b) Aggregate maturities of finance lease obligations can be found in Note 10, "Leases."

10.    LEASES:

The Company’s lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. The following table presents the balance sheet and lease classification for the Company's lease portfolio as of September 30, 2022 and 2021, respectively:

Balance Sheet Classification	Lease Classification	2022	2021
Non-current assets:
Property, plant and equipment, net	Finance	$10,727	$12,337
Other assets	Operating	71,974	80,262
Total lease assets		$82,701	$92,599

Current liabilities:
Long-term debt, current maturities	Finance	$2,284	$3,674
Other current liabilities	Operating	22,869	25,151
Non-current liabilities:
Long-term debt	Finance	4,782	5,503
Other liabilities	Operating	51,445	57,272
Total lease liabilities		$81,380	$91,600

The following table presents the components of lease cost for the years ended September 30, 2022, 2021 and 2020, respectively:

	2022	2021	2020
Finance lease cost:
Amortization of ROU assets	$3,816	$4,016	$2,112
Interest on lease liabilities	205	248	206
Operating lease cost	21,675	21,716	23,735
Variable lease cost	10,486	6,752	5,298
Sublease income	(279)	(83)	(732)
Total lease cost	$35,903	$32,649	$30,619

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    LEASES, (continued)
Supplemental information regarding the Company's leases follows:

	For the Year Ended September 30,
	2022	2021	2020
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$211	$255	$207
Operating cash flows from operating leases	27,648	28,246	29,309
Financing cash flows from finance leases	3,691	4,134	2,064
ROU assets obtained in exchange for new finance lease liabilities	1,516	3,687	2,613
ROU assets obtained in exchange for new operating lease liabilities	10,365	16,341	12,442

	September 30,
	2022	2021	2020
Weighted-average remaining lease term - finance leases (years)	4.28	3.85	4.39
Weighted-average remaining lease term - operating leases (years)	3.62	3.82	3.52
Weighted-discount rate - finance leases	3.08%	2.70%	2.89%
Weighted-discount rate - operating leases	2.45%	2.28%	2.82%
Maturities of lease obligations by fiscal year were as follows as of September 30, 2022:

	Operating Leases	Finance Leases
2023	$24,378	$2,499
2024	19,973	1,552
2025	14,755	899
2026	11,023	799
2027	4,538	711
Thereafter	3,311	1,262
Total future minimum lease payments	77,978	7,722
Less: Interest	3,664	656
Present value of lease liabilities:	$74,314	$7,066

11.    DERIVATIVES AND HEDGING ACTIVITIES:

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At September 30, 2022 and 2021, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	September 30, 2022		September 30, 2021
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$3,358	$—	$31	$—
Long-term assets:
Other assets	7,341	3,722	139	39
Current liabilities:
Other current liabilities	—	—	(1,922)	—
Long-term liabilities:
Other liabilities	—	—	(310)	—
Total derivatives	$10,699	$3,722	$(2,062)	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.    DERIVATIVES AND HEDGING ACTIVITIES, (continued)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2022	September 30, 2021
Notional amount	$125,000	$250,000
Weighted-average maturity period (years)	3.1	2.2
Weighted-average received rate	3.14%	0.08%
Weighted-average pay rate	1.04%	1.34%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $10,699 ($7,937 after tax) and a net unrealized loss of $2,062 ($1,558 after tax) at September 30, 2022 and 2021, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI").  Assuming market rates remain constant with the rates at September 30, 2022, a gain (net of tax) of approximately $2,510 included in AOCI is expected to be recognized in earnings over the next twelve months.

During fiscal 2021, the Company entered into a U.S. Dollar/Euro cross currency swap with a notional amount of $94,464, which was designated as a net investment hedge of foreign operations. The swap was settled during fiscal 2022, resulting in cash proceeds of $13,066. Concurrently, the Company entered into a new U.S. Dollar/Euro cross currency swap with a notional amount of $81,392, which was also designated as a net investment hedge of foreign operations. The new swap contract matures in September 2027. The Company assesses hedge effectiveness for the swap contracts based on changes in fair value attributable to changes in spot prices. A gain of $2,782 (net of income taxes of $940) and a gain of $29 (net of income taxes of $10), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2022 and September 30, 2021, respectively. Income of $1,645 and $63, which represented the recognized portion of the fair value excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for fiscal 2022 and fiscal 2021, respectively. At September 30, 2022 and September 30, 2021, the swaps totaled $3,722 and $39, respectively, and were included in other assets in the Consolidated Balance Sheets.

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $5,370 (net of income taxes of $1,743), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2021.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency exposure. Changes in the fair value of these economic hedges are recorded in current period earnings as a component of other income (deductions), net. During fiscal 2022, net gains from economic hedges (which largely offset losses from underlying foreign currency exposures) totaled $4,677. No such economic hedge contracts were outstanding as of September 30, 2022 or 2021.

Refer to Note 16, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,294,842 shares remain available for repurchase as of September 30, 2022.

13.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting.  At September 30, 2022, 215,618 shares have been issued under the 2017 Equity Incentive Plan. 790,515 time-based restricted share units, 946,212 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,498,212 of these share-based awards are outstanding as of September 30, 2022. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the years ended September 30, 2022, 2021 and 2020, stock-based compensation cost totaled $17,432, $15,581 and $8,096, respectively. The associated future income tax benefit recognized was $3,821, $3,247 and $1,665 for the years ended September 30, 2022, 2021 and 2020, respectively.

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

The transactions for restricted shares and restricted share units for the year ended September 30, 2022 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2021	1,083,365	$34.07
Granted	671,817	37.86
Vested	(167,031)	41.76
Expired or forfeited	(128,918)	47.11
Non-vested at September 30, 2022	1,459,233	$33.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     SHARE-BASED PAYMENTS, (continued)
During fiscal 2021, 75,000 stock options were granted under the 2017 Equity Incentive Plan. The option price for each stock option granted was $41.70, which was equal to the fair market value of the Company's Class A Common Stock on the date of grant. These options vest in one-third increments annually over three years from the grant date. Unvested stock options expire on the earlier of five years from the date of grant, or upon employment termination, retirement or death. The Company generally settles employee stock option exercises with treasury shares.

As of September 30, 2022, the total unrecognized compensation cost related to all unvested stock-based awards was $21,753 which is expected to be recognized over a weighted-average period of 2.2 years.

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

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan. In November 2022, the Board of Directors approved the Amended and Restated 2019 Director Fee Plan, which increases the maximum number of shares available for grants or awards to an aggregate of 300,000. The Amended and Restated 2019 Director Fee Plan is subject to shareholder approval at the February 2023 Annual Shareholder Meeting. Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2022, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2022 paid to a non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 45,475 shares and share units had been deferred under the Director Fee Plans at September 30, 2022.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2022.  As of September 30, 2022, 305,911 restricted shares and restricted share units have been granted under the Director Fee Plans, 132,682 of which were issued under the 2019 Director Fee Plan. 58,008 restricted shares and restricted share units are unvested at September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     EARNINGS PER SHARE:

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	2022	2021	2020
Net (loss) income attributable to Matthews shareholders	$(99,774)	$2,910	$(87,155)

Weighted-average shares outstanding (in thousands):
Basic shares	31,367	31,696	31,190
Effect of dilutive securities	—	291	—
Diluted shares	31,367	31,987	31,190

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal year ended September 30, 2021. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

15.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's DB Plan was closed to new participants. As of September 30, 2022, all of the Company's defined benefit plans are unfunded.

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
The freezing of the DB Plan, SERP, and ORRP triggered curtailments, which resulted in the remeasurement of the projected benefit obligations and the immediate recognition of prior service costs in earnings in fiscal 2021, which were previously included within AOCI.

In the first quarter of fiscal 2022, the Company terminated its DB Plan and made plan contributions totaling $35,706 to fully fund the planned settlement of the DB Plan obligations. Also during the first quarter of fiscal 2022, lump sum distributions of $185,958 were made from the DB Plan to plan participants, and non-participating annuity contracts totaling $56,274 were purchased by the DB Plan for plan participants, resulting in the full settlement of the DB Plan obligations. The settlement of the DB Plan obligations resulted in the recognition of a non-cash charge of $30,856, which has been presented as a component of other income (deductions), net for the year ended September 30, 2022. This amount represents the immediate recognition of the remaining portion of the deferred AOCI balances related to the DB Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2022 and 2021:

	Pension		Other Postretirement
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$293,926	$318,887	$18,841	$19,431
Acquisitions (1)	9,829	—	—	—
Service cost	392	7,919	165	201
Interest cost	1,127	6,145	411	376
Actuarial gain	(19,978)	(8,045)	(5,989)	(660)
Curtailment gain	—	(17,324)	—	—
Special termination benefits	—	315	—	—
Settlement	(242,232)	—	—	—
Exchange gain	(3,093)	(133)	—	—
Benefit payments	(3,362)	(13,838)	(615)	(507)
Benefit obligation, end of year (2)	36,609	293,926	12,813	18,841

Change in plan assets:
Fair value, beginning of year	208,344	168,134	—	—
Actual return	368	37,789	—	—
Benefit payments	(3,362)	(13,838)	(615)	(507)
Employer contributions	36,882	16,259	615	507
Settlement	(242,232)	—	—	—
Fair value, end of year	—	208,344	—	—

Funded status	(36,609)	(85,582)	(12,813)	(18,841)
Unrecognized actuarial loss (gain)	5,140	49,545	(5,973)	16
Unrecognized prior service (credit) cost	(4,815)	(309)	(1,320)	(1,684)
Net amount recognized	$(36,284)	$(36,346)	$(20,106)	$(20,509)

Amounts recognized in the consolidated balance sheet:
Current liability	$(24,172)	$(779)	$(830)	$(883)
Noncurrent benefit liability	(12,437)	(84,803)	(11,983)	(17,958)
Accumulated other comprehensive loss (income)	325	49,236	(7,293)	(1,668)
Net amount recognized	$(36,284)	$(36,346)	$(20,106)	$(20,509)

Amounts recognized in accumulated
other comprehensive loss (income):
Net actuarial loss (gain)	$5,140	$49,545	$(5,973)	$16
Prior service (credit) cost	(4,815)	(309)	(1,320)	(1,684)
Net amount recognized	$325	$49,236	$(7,293)	$(1,668)
(1) Benefit obligations assumed in connection with the acquisition of OLBRICH and R+S Automotive. For additional information, see Note 21.
(2) Gains and losses related to changes in assumptions (e.g., discount rate, mortality, etc.), asset, salary and other experience, and curtailments impacted benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Based upon actuarial valuations performed as of September 30, 2022 and 2021, the accumulated benefit obligation for the Company's defined benefit pension plans was $36,609 and $293,926 at September 30, 2022 and 2021, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $36,609 and $293,926 at September 30, 2022 and 2021, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2022	2021	2020	2022	2021	2020
Service cost	$392	$7,919	$8,679	$165	$201	$227
Interest cost *	1,127	6,145	7,735	411	376	501
Expected return on plan assets *	(1,040)	(10,809)	(10,214)	—	—	—
Amortization:
Prior service cost	(152)	(127)	(186)	(364)	(364)	(464)
Net actuarial loss *	469	9,769	9,767	—	—	—
Curtailment gain *	—	(220)	—	—	—	—
Special termination benefits *	—	315	—	—	—	—
Prior-service cost write-offs *	—	261	—	—	—	—
Settlement*	30,856	—	—	—	—	—
Net benefit cost	$31,652	$13,253	$15,781	$212	$213	$264
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

Benefit payments under the Company's DB Plan were made from plan assets, while benefit payments under the SERP and postretirement benefit plan are made from the Company's operating funds.

Contributions made in fiscal 2022 are as follows:

Contributions	Pension	Other Postretirement
Principal defined benefit retirement plan	$35,706	$—
Supplemental retirement plan	760	—
Other retirement plans	416	—
Other postretirement plan	—	615

In October 2022, subsequent to the date of the balance sheet, the Company made lump sum payments totaling $24,242 to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations is expected to result in the recognition of a non-cash charge of approximately $1,271 in the first quarter of fiscal 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP, and is based on current estimates as of September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's pension and other postretirement benefit plans was September 30, for fiscal 2022, 2021 and 2020.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2022	2021	2020	2022	2021	2020
Discount rate	4.01%	2.79%	2.62%	5.37%	2.83%	2.63%
Return on plan assets	—%	3.10%	6.75%	—	—	—
Compensation increase	—%	3.50%	3.50%	—	—	—

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP 2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results.  In fiscal years 2022, 2021 and 2020, the Company elected to value its pension and other postretirement benefit plan liabilities using the base RP 2014 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

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

The Company's defined benefit pension plans' weighted-average asset allocation at September 30, 2021 was as follows:

Plan Assets at
Asset Category	2021
Equity securities	$4,075
Fixed income, cash and cash equivalents	189,958
Other investments	14,311
$208,344

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

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Other investments consist primarily of real estate, commodities, private equity holdings and hedge fund investments.  These holdings are valued by investment managers based on the most recent information available.  The valuation information used by investment managers may not be readily observable.  As such, these investments are classified as Level 3.

The Company's defined benefit pension plans' asset categories at September 30, 2021 were as follows:

	September 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities - stocks (1)	$4,075	$—	$—	$4,075
Fixed income securities	10,403	101,133	—	111,536
Cash and cash equivalents	78,422	—	—	78,422
Other investments	—	—	14,311	14,311
Total	$92,900	$101,133	$14,311	$208,344
(1) Includes $4,075 of of Matthews Class A Common Stock in Level 1.

Changes in the fair value of Level 3 assets at September 30, 2022 and 2021 are summarized as follows:

Asset Category	Fair Value, Beginning of Period	Acquisitions	Dispositions	Realized Gains	Unrealized Gains (Losses)	Fair Value, End of Period
Other investments:
Fiscal Year Ended:
September 30, 2022	$14,311	$—	$(14,700)	$139	$250	$—
September 30, 2021	15,273	236	(2,144)	272	674	14,311

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits *	Other Postretirement Benefits

2023	$24,790	$830
2024	551	855
2025	560	870
2026	564	875
2027	573	859
2028-2032	3,067	4,206
	$30,105	$8,495
* Pension benefit amounts include the settlement of the SERP and ORRP in fiscal 2023 (see above for further details).

For measurement purposes, a rate of increase of 7.5% in the per capita cost of health care benefits was assumed for 2023; the rate was assumed to decrease gradually to 4.0% for 2070 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $12,442, $9,186, and $8,692 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME:
The changes in AOCI by component, net of tax, for the years ended September 30, 2022, 2021, and 2020 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment		Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2019	$(71,743)		$(156,214)		$(404)		$(228,361)
OCI before reclassification	(18,094)		4,333		(6,130)		(19,891)
Amounts reclassified from AOCI	6,883	(a)	—		650	(b)	7,533
Net current-period OCI	(11,211)		4,333		(5,480)		(12,358)
Balance, September 30, 2020	$(82,954)		$(151,881)		$(5,884)		$(240,719)
OCI before reclassification	39,822		(3,322)		1,873		38,373
Amounts reclassified from AOCI	7,202	(a)	(48)	(b)	2,453	(b)	9,607
Net current-period OCI	47,024		(3,370)		4,326		47,980
Balance, September 30, 2021	$(35,930)		$(155,251)		$(1,558)		$(192,739)
OCI before reclassification	17,851		(46,817)		8,148		(20,818)
Amounts reclassified from AOCI	23,261	(a)	(1,242)	(b)	1,347	(b)	23,366
Net current-period OCI	41,112		(48,059)		9,495		2,548
Balance, September 30, 2022	$5,182		$(203,310)		$7,937		$(190,191)

Attributable to noncontrolling interest:
Balance, September 30, 2019	$—		$375		$—		$375
OCI before reclassification	—		(7)		—		(7)
Net current-period OCI	—		(7)		—		(7)
Balance, September 30, 2020	$—		$368		$—		$368
OCI before reclassification	—		(127)		—		(127)
Net current-period OCI	—		(127)		—		(127)
Balance, September 30, 2021	$—		$241		$—		$241
OCI before reclassification	—		14		—		14
Net current-period OCI	—		14		—		14
Balance, September 30, 2022	$—		$255		$—		$255
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 15).
(b)Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 11).

Accumulated other comprehensive loss at September 30, 2022 and 2021 consisted of the following:

	2022	2021
Cumulative foreign currency translation	$(203,310)	$(155,251)
Fair value of cash flow hedges, net of tax of $2,762 and $504, respectively	7,937	(1,558)
Minimum pension liabilities, net of tax of $1,786 and $11,638, respectively	5,182	(35,930)
	$(190,191)	$(192,739)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)
Reclassifications out of AOCI for the years ended September 30, 2022, 2021 and 2020 were as follows:

Details about AOCI Components	September 30, 2022	September 30, 2021	September 30, 2020	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit (a)	$516	$491	$650
Actuarial losses	(469)	(9,769)	(9,767)	Other income (deductions), net
Prior service cost write-off	—	(261)	—	Other income (deductions), net
Settlement loss	(30,856)	—	—	Other income (deductions), net
	(30,809)	(9,539)	(9,117)	Income before income tax (b)
	7,548	2,337	2,234	Income taxes
	$(23,261)	$(7,202)	$(6,883)	Net income
Derivatives
Cash flow hedges	$(1,786)	$(3,249)	$(861)	Interest expense
Net investment hedges	1,645	63	—	Interest expense
	(141)	(3,186)	(861)	Income before income tax (b)
	36	781	211	Income taxes
	$(105)	$(2,405)	$(650)	Net income
(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 15.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

17.     INCOME TAXES:

The income tax (benefit) provision consisted of the following:

	2022	2021	2020
Current:
Federal	$13,481	$(3,741)	$(12,354)
State	4,676	3,579	(1,030)
Foreign	10,414	2,379	11,306
	28,571	2,217	(2,078)
Deferred:
Federal	(24,239)	5,829	4,710
State	(3,895)	169	2,880
Foreign	(4,828)	(1,840)	(24,197)
	(32,962)	4,158	(16,607)
Total	$(4,391)	$6,375	$(18,685)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Effect of state income taxes, net of federal deduction	0.2%	37.5%	(1.9)%
Foreign statutory taxes compared to federal statutory rate	1.6%	(18.6)%	3.4%
Share-based compensation	(1.1)%	24.5%	(1.4)%
Termination of SERP	—%	28.6%	—%
Tax credits	1.2%	(26.6)%	1.8%
Sale of SERP-related investments	—%	23.8%	—%
Goodwill write-down	(11.2)%	—%	(9.4)%
Tax rate differential on net operating loss carryback	—%	(21.4)%	4.2%
Other *	(7.5)%	0.2%	(0.1)%
Effective tax rate	4.2%	69.0%	17.6%
* In Fiscal 2022, "Other" primarily consists of foreign net operating losses that had a full valuation allowance.

The Company's consolidated income taxes for the year ended September 30, 2022 were a benefit of $4,391, compared to an expense of $6,375 for fiscal 2021, and a benefit of $18,685 for fiscal 2020. The difference between the Company's consolidated income taxes for fiscal 2022 compared to fiscal 2021 partially resulted from fiscal 2022 having a consolidated loss before income taxes compared to fiscal 2021 having consolidated income before incomes taxes. The fiscal 2022 consolidated loss reflected a goodwill write-down recorded in the fourth quarter of fiscal 2022 that was primarily non-deductible. The fiscal 2022 effective tax rate benefited from research and development and foreign tax credits. The fiscal 2022 effective tax rate was negatively impacted by foreign net operating losses that had a full valuation allowance. The fiscal 2021 effective tax rate also benefited from research and development and foreign tax credits as well as the reduction of uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions, the completion of a state tax audit, and the tax benefit of the NOL carryback. The fiscal 2021 tax rate was negatively impacted by the termination of the Company's SERP, which resulted in certain expenses that are nondeductible for tax purposes.

The difference between the Company's consolidated income tax provision for fiscal 2021 compared to fiscal 2020 primarily resulted from fiscal 2021 having consolidated income before income taxes, compared to fiscal 2020 having a consolidated loss, which reflected a goodwill write-down that was partially non-deductible. The Company’s fiscal 2020 effective tax rate was negatively affected by the non-deductible portion of a goodwill write-down along with certain other non-deductible expenses. The fiscal 2020 effective tax rate benefited from research and development and foreign tax credits, the reduction of uncertain tax positions due to the completion of a foreign tax audit, and the tax benefit of the NOL carryback.

The Company's foreign subsidiaries had loss before income taxes for the year ended September 30, 2022 of approximately $47,653, income before income taxes for the year ended September 30, 2021 of approximately $6,685 and loss before income taxes for the year ended September 30, 2020 of approximately $68,343. Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, and such earnings are considered to be reinvested indefinitely in foreign operations. At September 30, 2022, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $346,298.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Pension and postretirement benefits	$9,051	$11,832
Accruals and reserves not currently deductible	10,909	8,753
Income tax credit carryforward	5,796	5,206
Operating and capital loss carryforwards	54,875	51,438
Stock options	7,103	4,944
Other	50	1,320
Total deferred tax assets	87,784	83,493
Valuation allowances	(27,552)	(28,619)
Net deferred tax assets	60,232	54,874

Deferred tax liabilities:
Depreciation	(27,317)	(23,224)
Unrealized gains and losses	(2,793)	(886)
Goodwill and intangible assets	(98,715)	(113,476)
Other	(20,386)	(11,215)
Total deferred tax liabilities	(149,211)	(148,801)

Net deferred tax liability	$(88,979)	$(93,927)

At September 30, 2022, the Company had foreign net operating loss carryforwards of $249,216. The Company has recorded deferred tax assets of $3,312 for state net operating loss carryforwards, which will be available to offset future income tax liabilities. The majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation. Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $27,552 at September 30, 2022.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2022	2021	2020
Balance, beginning of year	$2,807	$10,483	$15,526
Increases for tax positions of prior years	1,393	—	500
Decreases for tax positions of prior years	(200)	(288)	(2,727)
Increases based on tax positions related to the current year	551	628	939
Decreases due to lapse of statute of limitation	(428)	(8,016)	(3,755)
Balance, end of year	$4,123	$2,807	$10,483

The Company had unrecognized tax benefits of $4,123 at September 30, 2022, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $1,425 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $876 and $691 at September 30, 2022 and 2021, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     INCOME TAXES, (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2022, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2019 and forward
United States - State	2018 and forward
Canada	2018 and forward
Germany	2019 and forward
United Kingdom	2021 and forward
Australia	2017 and forward
Singapore	2018 and forward

18.     COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is party to various legal proceedings, the eventual outcome of which are not predictable.  Although the ultimate disposition of these proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2023 and 2025.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2022 was $4,768.

19.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2022	2021	2020
Current assets:
Accounts receivable	$74,013	$(13,423)	$24,055
Inventories	(23,459)	(12,839)	5,976
Other current assets	(15,770)	(15,618)	(14,803)
	34,784	(41,880)	15,228
Current liabilities:
Trade accounts payable	7,437	29,621	8,363
Accrued compensation	(10,760)	10,791	15,512
Accrued income taxes	5,745	601	(2,384)
Other current liabilities	(7,616)	13,849	9,648
	(5,194)	54,862	31,139
Net change	$29,590	$12,982	$46,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Effective in the first quarter of fiscal 2022, the Company transferred its surfaces and engineered products businesses from the SGK Brand Solutions segment to the Industrial Technologies segment. This business segment change is consistent with internal management structure and reporting changes effective for fiscal 2022. Prior periods were revised to reflect retrospective application of this segment realignment. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions, product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Corporate and Non-Operating	Consolidated
Sales to external customers:
2022	$840,124	$335,523	$586,756	$—	$1,762,403
2021	769,016	284,495	617,519	—	1,671,030
2020	656,035	228,453	613,818	—	1,498,306
Intersegment sales:
2022	—	1,057	1,295	—	2,352
2021	—	2,146	2,376	—	4,522
2020	4	3,629	2,621	—	6,254
Depreciation and amortization:
2022	23,228	11,387	64,173	5,268	104,056
2021	23,043	11,427	93,665	5,377	133,512
2020	20,527	11,923	81,445	5,163	119,058
Adjusted EBITDA:
2022	151,849	56,762	60,120	(58,323)	210,408
2021	165,653	34,889	91,435	(64,227)	227,750
2020	146,285	23,055	90,342	(56,602)	203,080
Total assets:
2022	800,666	414,019	631,291	36,795	1,882,771
2021	807,215	285,710	874,001	65,152	2,032,078
2020	779,886	255,512	951,533	85,702	2,072,633
Capital expenditures:
2022	28,899	13,646	14,287	4,489	61,321
2021	11,969	8,620	11,775	1,949	34,313
2020	11,282	14,058	7,790	1,719	34,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2022	2021	2020
Total Adjusted EBITDA	$210,408	$227,750	$203,080
RPA financing fees (1)	(1,046)	—	—
Strategic initiatives and other charges (2)**	(37,431)	(29,539)	(40,686)
Legal matter reserve (3)	—	—	(10,566)
Non-recurring / incremental COVID-19 costs (4)***	(2,985)	(5,312)	(3,908)
Defined benefit plan termination related items (5)	429	—	—
Asset write-downs, net (6)	(10,050)	—	—
Goodwill write-downs (7)	(82,454)	—	(90,408)
Gain on sale of ownership interests in subsidiaries (8)	—	—	11,208
Joint Venture depreciation, amortization, interest expense and other charges (9)	—	—	(4,732)
Stock-based compensation	(17,432)	(15,581)	(8,096)
Non-service pension and postretirement expense (10)	(31,823)	(5,837)	(7,789)
Depreciation and amortization *	(104,056)	(133,512)	(119,058)
Interest expense	(27,725)	(28,684)	(34,885)
Net loss attributable to noncontrolling interests	(54)	(52)	(497)
(Loss) income before income taxes	(104,219)	9,233	(106,337)
Income tax benefit (provision)	4,391	(6,375)	18,685
Net (loss) income	$(99,828)	$2,858	$(87,652)

(1) Represents fees for receivables sold under the Company's RPA agreement (see Note 9, "Debt and Financing Arrangements").
(2) Includes certain non-recurring items associated with recent acquisition activities, costs associated with global ERP system integration efforts, certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels, and exchange losses associated with highly inflationary accounting (see Note 2, "Summary of Significant Accounting Policies").

(3) Represents a reserve established for a legal matter involving a letter of credit for a customer in Saudi Arabia within the Memorialization segment (see Note 9, "Debt and Financing Arrangements").
(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(5) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(6) Represents asset write-downs, net of recoveries within the SGK Brand Solutions segment (see Note 23, "Asset Write-Downs").
(7) Represents goodwill write-downs within the SGK Brand Solutions segment (see Note 22, "Goodwill and Other Intangible Assets").
(8) Represents the gain on the sale of ownership interests in subsidiaries within the Memorialization segment.
(9) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other non-recurring charges incurred by non-consolidated subsidiaries accounted for as equity-method investments within the Memorialization segment.

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

* Depreciation and amortization was $23,228, $23,043, and $20,527 for the Memorialization segment, $11,387, $11,427, and $11,923 for the Industrial Technologies segment, $64,173, $93,665, and $81,445 for the SGK Brand Solutions segment, and $5,268, $5,377, and $5,163 for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $3,517, $1,923, and $2,696 for the Memorialization segment, $5,631, $4,026, and $2,517 for the Industrial Technologies segment, $19,359, $12,323, and $12,488 for the SGK Brand Solutions segment, and $8,924, $11,267, and $22,985 for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, 2021, and 2020, respectively.
*** Non-recurring/incremental COVID-19 costs were $1,314, $3,646, and $1,819 for the Memorialization segment, $6, $38, and $32 for the Industrial Technologies segment, $1,199, $1,539, and $1,442 for the SGK Brand Solutions segment, and $466, $89, and $615 for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, 2021, and 2020 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION, (continued)

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2022	$1,230,267	$4,729	$444,606	$21,206	$61,595	$1,762,403
2021	1,141,396	5,036	446,274	23,568	54,756	1,671,030
2020	1,037,705	6,304	387,831	21,079	45,387	1,498,306

Long-lived assets:
2022	822,566	10,787	242,614	14,895	42,778	1,133,640
2021	890,545	14,226	277,655	21,012	55,598	1,259,036
2020	957,393	14,063	286,990	21,746	55,482	1,335,674

21.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2022:

In August 2022, the Company acquired German-based engineering firms OLBRICH and R+S Automotive for a purchase price of approximately €43,700 ($44,469) (net of cash acquired) within the Industrial Technologies segment. OLBRICH is a production and intelligent equipment manufacturer, specializing in purpose-built rotary processing equipment, including equipment used in the manufacturing of dry and wet electrodes for lithium-ion batteries used in electric vehicles and components for hydrogen fuel cells and electrolyzers, with additional strong positions in Specialty & Pharma, Packaging and Home & Décor. R+S Automotive is a specialty engineering services provider of automation, plant and tooling concepts for automotive manufacturing companies around the world. Annual sales for these businesses were approximately $140,000 prior to the acquisition. The preliminary purchase price allocation is not finalized as of September 30, 2022 and is subject to changes as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

Fiscal 2021:

In April 2021, the Company completed a small acquisition in the hydrogen fuel cell industry within the Industrial Technologies segment for a purchase price of $2,523 (net of cash acquired and holdback amounts). The Company finalized the allocation of the purchase price in the first quarter of fiscal 2022, resulting in an immaterial adjustment to certain working capital accounts.

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

During fiscal 2020, the Company sold its ownership interest in a non-consolidated Memorialization subsidiary for $42,210 of cash and $15,000 of senior preferred shares. In connection with this sale transaction, the Company recognized a pre-tax gain of $11,208, which was recorded as a component of administrative expenses for the year ended September 30, 2020. Subsequently, the Company received $15,000 for the full redemption of the senior preferred shares during fiscal 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     GOODWILL AND OTHER INTANGIBLE ASSETS:
Changes to goodwill during the years ended September 30, 2022 and 2021, follow.

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated
Net goodwill at September 30, 2020	$361,682	$91,969	$311,737	$765,388
Additions during period	4,775	—	—	4,775
Translation and other adjustments	(97)	608	3,113	3,624
Net goodwill at September 30, 2021	366,360	92,577	314,850	773,787
Additions during period	—	17,013	—	17,013
Translation and other adjustments	(4,578)	(2,568)	(25,779)	(32,925)
Goodwill write-down	—	—	(82,454)	(82,454)
Net goodwill at September 30, 2022	$361,782	$107,022	$206,617	$675,421

The net goodwill balances at September 30, 2022 and 2021 included $261,186 and $178,732 of accumulated impairment losses, respectively. Accumulated impairment losses at September 30, 2022 were $5,000, $23,946, and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively. Accumulated impairment losses at September 30, 2021 were $5,000, $23,946, and $149,786 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.
Fiscal 2022:
In fiscal 2022, the additions to Industrial Technologies goodwill reflects the acquisition of OLBRICH and R+S Automotive.
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
The SGK Brand Solutions reporting unit has experienced recent declines, primarily resulting from weakened economic conditions (particularly in Europe) and unfavorable changes in foreign exchange rates. Additionally, recent increases in the cost of certain materials, labor, and other inflation-related pressures have had an unfavorable impact on the reporting unit's results of operations. During the fourth quarter of fiscal 2022, in its assessment of these potential impacts, and in light of the limited excess fair value over carrying value for its SGK Brand Solutions reporting unit (discussed above), management determined a triggering event occurred, resulting in a re-evaluation of goodwill for the reporting unit, as of September 1, 2022. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $82,454 during the fiscal 2022 fourth quarter. Subsequent to this write-down, the fair value of the SGK Brand Solutions reporting unit approximated its carrying value at September 1, 2022. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

Fiscal 2021:

In fiscal 2021, the additions to Memorialization goodwill and SGK Brand Solutions goodwill reflect acquisitions of small businesses within each segment.

Fiscal 2020:

In fiscal 2020, in its assessment of the potential impacts of COVID-19 on the estimated future earnings and cash flows for the SGK Brand Solutions segment, and in light of the limited excess fair values over carrying values for the segment's two reporting units, management determined that COVID-19 represented a triggering event, resulting in a re-evaluation of the goodwill for the reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products), as of March 31, 2020. As a result of this interim assessment, the Company recorded a goodwill write-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)
down totaling $90,408 during the fiscal 2020 second quarter. Subsequent to this write-down, the fair values of the two reporting units within the SGK Brand Solutions segment (Graphics Imaging and Cylinders, Surfaces and Engineered Products) approximated their carrying values at March 31, 2020. The fair values for these reporting units were determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2022 and 2021, respectively.

	Carrying Amount	Accumulated Amortization	Net
September 30, 2022
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	150,528	(117,572)	32,956
Customer relationships	380,593	(248,464)	132,129
Copyrights/patents/other	20,878	(14,349)	6,529
	$582,539	$(380,385)	$202,154
September 30, 2021
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	148,867	(104,211)	44,656
Customer relationships	388,699	(210,361)	178,338
Copyrights/patents/other	23,584	(15,576)	8,008
	$591,690	$(330,148)	$261,542

The net change in intangible assets during fiscal 2022 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the acquisition of OLBRICH and R+S Automotive.

During the second quarter of fiscal 2021, the Company reassessed the useful lives for certain of its customer relationships. As a result of this reassessment, the Company reduced the remaining useful lives for these customer relationships to reflect their estimated remaining duration, utilizing actual historical customer attrition rates.

Amortization expense on intangible assets was $57,084, $84,233, and $71,514 in fiscal 2022, 2021 and 2020, respectively. Fiscal year amortization expense is estimated to be approximately $41,427 in 2023, $35,889 in 2024, $18,601 in 2025, $14,357 in 2026 and $13,364 in 2027.

23.     ASSET WRITE-DOWNS:

The Company has certain operations in Russia within its SGK Brand Solutions segment. In light of the current war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10,050 (net of recoveries) during fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9,686 and $364 were reported within cost of sales and administrative expense, respectively, for the year ended September 30, 2022.

24.    SUBSEQUENT EVENT:

In October 2022, subsequent to the date of the balance sheet, the Company made lump sum payments totaling $24,242 to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations is expected to result in the recognition of a non-cash charge of approximately $1,271 in the first quarter of fiscal 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP, and is based on current estimates as of September 30, 2022. See Note 15, "Pension and Other Postretirement Plans" for further discussion.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts (1)	Deductions (2)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2022	$10,654	$1,368	$—	$(1,884)	$10,138
September 30, 2021	9,618	2,182	—	(1,146)	10,654
September 30, 2020	10,846	1,736	15	(2,979)	9,618
(1)Amount comprised principally of acquisitions and purchase accounting adjustments in connection with acquisitions, and amounts reclassified to other accounts.
(2)Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense (1, 3)	Allowance Changes	Other Additions (Deductions) (2)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2022	$28,619	$(1,300)	$—	$233	$27,552
September 30, 2021	22,527	5,709	—	383	28,619
September 30, 2020	15,352	6,982	—	193	22,527
(1)Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.
(2)Consists principally of adjustments related to foreign exchange.
(3)Fiscal 2022 amount is comprised of a $5,004 benefit related to non-survivability of deferred tax assets with full valuation allowance due to entity dissolution and a $3,704 expense primarily related to adjustments in net operating loss carryforwards which are precluded from use.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Delinquent Section 16(a) Reports" (if applicable) in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2022.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2022.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2022.

Equity Compensation Plans:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. At September 30, 2022, 215,618 shares have been issued under the 2017 Equity Incentive Plan. 790,515 time-based restricted share units, 946,212 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,498,212 of these share-based awards are outstanding as of September 30, 2022. All plans are administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

With respect to the restricted share grants, generally one-half of the shares vest on the third anniversary of the grant, one-quarter of the shares vest in one-third increments upon the attainment of pre-defined levels of adjusted earnings per share, and the remaining one-quarter of the shares vest in one-third increments upon attainment of pre-defined levels of appreciation in the market value of the Company's Class A Common Stock.  Additionally, restricted shares cannot vest until the first anniversary of the grant date.  Unvested restricted shares generally expire on the earlier of three or five years from the date of grant, upon

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued
employment termination, or within specified time limits following voluntary employment termination (with the consent of the Company), retirement or death.  The Company issues restricted shares from treasury shares.

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

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  In November 2022, the Board of Directors approved the Amended and Restated 2019 Director Fee Plan, which increases the maximum number of shares available for grants or awards to an aggregate of 300,000. The Amended and Restated 2019 Director Fee Plan is subject to shareholder approval at the February 2023 Annual Shareholder Meeting. Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2022, either cash or shares of the Company's Class A Common Stock with a value equal to $90,000.  The annual retainer fee for fiscal 2022 paid to a non-employee Chairman of the Board is $210,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits).  The value of deferred shares is recorded in other liabilities.  A total of 45,475 shares and share units had been deferred under the Director Fee Plans at September 30, 2022.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140,000 for fiscal 2022.  As of September 30, 2022, 305,911 restricted shares and restricted share units have been granted under the Director Fee Plans, 132,682 of which were issued under the 2019 Director Fee Plan. 58,008 restricted shares and restricted share units are unvested at September 30, 2022.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2022:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	120,475	(1)	$41.70	(2)	4,681,346	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	120,475		$41.70		4,681,346
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

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2022.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2022.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	79

3.     Exhibits Filed:

Exhibits Index	85

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Restated By-laws, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021

4.1 a	Form of Revised Option Agreement of Repurchase (effective October 1, 1993)*	Exhibit Number 4.5 to the Annual Report on Form 10-K for the year ended September 30, 1993

4.2	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.3	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017

4.4	5.25% Senior Notes due December 1, 2025*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017

4.5	Registration Rights Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 25, 2020

4.6	Description of Securities*	Exhibit 4.6 to the Annual Report on Form 10-K for the year ended September 30, 2020

10.1	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.2 a	Form of Schawk Family Share Purchase Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.3 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.4 a	Amendment to the Supplemental Retirement Plan	Exhibit Number 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.5 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.6 a	Amendment to the Officers Retirement Restoration Plan	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.7 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein
10.8 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.9 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.10 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

10.11 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.12 a	Amended and Restated 2017 Equity Incentive Plan*	Exhibit Number 99.1 to the Registration Statement on Form S-8 filed on April 29, 2022

10.13 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.14 a	2019 Director Fee Plan*	Exhibit Number 99.3 to the Registration Statement on Form S-8 filed on May 3, 2019

10.15 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.16 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

10.17	Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020

10.18	First Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on April 30, 2021

10.19	Second Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2022

10.20	Third Amendment to Third Amended and Restated Loan Agreement*	Filed Herewith

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2022.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Joseph C. Bartolacci, Steven F. Nicola and Brian D. Walters, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 18, 2022:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Alvaro Garcia-Tunon	/s/ Morgan K. O'Brien
Alvaro Garcia-Tunon, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ Don W. Quigley, Jr.
Gregory S. Babe, Director	Don W. Quigley, Jr., Director

/s/ Katherine E. Dietze	/s/ David A. Schawk
Katherine E. Dietze, Director	David A. Schawk, Director

/s/ Terry L. Dunlap	/s/ Jerry R. Whitaker
Terry L. Dunlap, Director	Jerry R. Whitaker, Director

/s/ Lillian D. Etzkorn
Lillian D. Etzkorn, Director