Form 10-Q
period 2022-12-31
MATTHEWS INTERNATIONAL CORP
filed 2023-01-27
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2022
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
Yes ☐ No ☒

As of December 31, 2022, shares of common stock outstanding were: Class A Common Stock 30,419,705 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2022		September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents		$42,718		$69,016
Accounts receivable, net		221,613		221,015
Inventories, net		245,565		225,440
Restricted cash, current		2,398		2,398
Other current assets		120,950		110,747
Total current assets		633,244		628,616

Investments		26,448		25,976
Property, plant and equipment, net		264,684		256,065
Operating lease right-of-use assets		74,613		71,974
Deferred income taxes		3,159		3,610
Goodwill		692,015		675,421
Other intangible assets, net		193,756		202,154
Other assets		15,023		18,955

Total assets		$1,902,942		$1,882,771

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$2,977		$3,277
Current portion of operating lease liabilities		22,971		22,869
Trade accounts payable		101,279		121,359
Accrued compensation		42,632		58,272
Accrued income taxes		7,582		9,277
Other current liabilities		189,303		196,321
Total current liabilities		366,744		411,375

Long-term debt		834,127		795,291
Operating lease liabilities		54,053		51,445
Accrued pension		13,798		12,437
Postretirement benefits		12,038		11,983
Deferred income taxes		93,034		92,589
Other liabilities		24,231		20,575
Total liabilities		1,398,025		1,395,695

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	157,393		160,255
Retained earnings	701,658		706,749
Accumulated other comprehensive loss	(169,090)		(190,191)
Treasury stock, at cost	(221,050)		(225,795)
Total shareholders' equity-Matthews		505,245		487,352
Noncontrolling interests		(328)		(276)
Total shareholders' equity		504,917		487,076

Total liabilities and shareholders' equity		$1,902,942		$1,882,771

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2022	2021

Sales	$449,240	$438,579
Cost of sales	(310,310)	(306,942)

Gross profit	138,930	131,637

Selling expense	(33,439)	(30,743)
Administrative expense	(77,921)	(68,569)
Intangible amortization	(10,342)	(21,546)

Operating profit	17,228	10,779

Interest expense	(10,215)	(6,507)
Other income (deductions), net	(2,054)	(30,710)

Income (loss) before income taxes	4,959	(26,438)

Income tax (provision) benefit	(1,312)	6,628

Net income (loss)	3,647	(19,810)

Net loss attributable to noncontrolling interests	56	7

Net income (loss) attributable to Matthews shareholders	$3,703	$(19,803)

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.12	$(0.62)

Diluted	$0.12	$(0.62)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2022	2021	2022	2021	2022	2021

Net income (loss):	$3,703	$(19,803)	$(56)	$(7)	$3,647	$(19,810)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	20,560	(1,989)	4	4	20,564	(1,985)
Pension plans and other postretirement benefits	945	34,133	—	—	945	34,133
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	93	875	—	—	93	875
Net amount reclassified to earnings	(497)	606	—	—	(497)	606
Net change in unrecognized (loss) gain on cash flow hedges	(404)	1,481	—	—	(404)	1,481
OCI, net of tax	21,101	33,625	4	4	21,105	33,629
Comprehensive income (loss)	$24,804	$13,822	$(52)	$(3)	$24,752	$13,819

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2022 and 2021 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	3,703	—	—	(56)	3,647
Minimum pension liability	—	—	—	945	—	—	945
Translation adjustment	—	—	—	20,560	—	4	20,564
Fair value of cash flow hedges	—	—	—	(404)	—	—	(404)
Total comprehensive income							24,752
Stock-based compensation	—	4,334	—	—	—	—	4,334
Purchase of 89,025 shares of treasury stock	—	—	—	—	(2,451)	—	(2,451)
Issuance of 245,006 shares of treasury stock	—	(9,154)	—	—	9,154	—	—
Cancellations of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(8,794)	—	—	—	(8,794)
Balance, December 31, 2022	$36,334	$157,393	$701,658	$(169,090)	$(221,050)	$(328)	$504,917

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(19,803)	—	—	(7)	(19,810)
Minimum pension liability	—	—	—	34,133	—	—	34,133
Translation adjustment	—	—	—	(1,989)	—	4	(1,985)
Fair value of cash flow hedges	—	—	—	1,481	—	—	1,481
Total comprehensive income							13,819
Stock-based compensation	—	3,709	—	—	—	—	3,709
Purchase of 62,746 shares of treasury stock	—	—	—	—	(2,435)	—	(2,435)
Issuance of 174,107 shares of treasury stock	—	(6,859)	—	—	6,859	—	—
Cancellations of 31,057 shares of treasury stock	—	2,091	—	—	(2,091)	—	—
Dividends	—	—	(6,824)	—	—	—	(6,824)
Balance, December 31, 2021	$36,334	$148,425	$807,581	$(159,114)	$(188,406)	$(148)	$644,672

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,647	$(19,810)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	23,729	33,501
Stock-based compensation expense	4,334	3,709
Deferred tax (benefit) provision	(46)	47
Gain on sale of assets, net	(17)	(276)
Defined benefit plan settlement losses	1,271	30,856
Defined benefit plan settlement payments	(24,242)	(35,706)
Changes in working capital items	(43,152)	(40,816)
Decrease in other assets	1,524	2,112
Increase (decrease) in other liabilities	545	(3,415)
Other operating activities, net	(3,817)	2,642

Net cash used in operating activities	(36,224)	(27,156)

Cash flows from investing activities:
Capital expenditures	(12,398)	(12,640)
Acquisitions, net of cash acquired	(1,759)	—
Other investing activities, net	4	171

Net cash used in investing activities	(14,153)	(12,469)

Cash flows from financing activities:
Proceeds from long-term debt	240,826	174,859
Payments on long-term debt	(208,104)	(102,514)
Purchases of treasury stock	(2,451)	(2,435)
Dividends	(7,003)	(6,824)
Other financing activities	(946)	(725)

Net cash provided by financing activities	22,322	62,361

Effect of exchange rate changes on cash	1,757	(928)

Net change in cash, cash equivalents and restricted cash	(26,298)	21,808
Cash, cash equivalents and restricted cash at beginning of year	71,414	68,343
Cash, cash equivalents and restricted cash at end of period	$45,116	$90,151

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2022
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of December 31, 2022, the Company had net monetary assets related to its Turkish subsidiaries of $5,229. For the three months ended December 31, 2022, exchange losses related to highly inflationary accounting totaled $1,088 and were included in the Consolidated Statements of Income within other income (deductions), net.

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

New Accounting Pronouncements:

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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2022 and 2021 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
North America	$195,199	$196,751	$36,140	$36,365	$67,580	$74,190	$298,919	$307,306
Central and South America	—	—	—	—	1,337	1,020	1,337	1,020
Europe	8,363	11,514	71,301	36,555	48,517	61,002	128,181	109,071
Australia	2,940	2,441	—	—	2,299	2,868	5,239	5,309
Asia	—	—	1,702	1,411	13,862	14,462	15,564	15,873
Total Sales	$206,502	$210,706	$109,143	$74,331	$133,595	$153,542	$449,240	$438,579

Revenue from products or services provided to customers over time accounted for approximately 13% of revenue for the three months ended December 31, 2022 and 2021. As of December 31, 2022 and September 30, 2022, the Company had contract assets of $59,046 and $48,210, respectively, that were recorded in other current assets within the Consolidated Balance Sheets. As of December 31, 2022 and September 30, 2022, the Company had contract liabilities of $23,747 and $31,871, respectively, that were recorded in other current liabilities within the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2022				September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$10,079	$—	$10,079	$—	$14,421	$—	$14,421
Life insurance policies	—	4,608	—	4,608	—	4,439	—	4,439
Total assets at fair value	$—	$14,687	$—	$14,687	$—	$18,860	$—	$18,860

Liabilities:
Derivatives (1)	$—	$2,082	$—	$2,082	$—	$—	$—	$—
Total liabilities at fair value	$—	$2,082	$—	$2,082	$—	$—	$—	$—
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at December 31, 2022 and September 30, 2022.

Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2022	September 30, 2022
Raw materials	$61,017	$52,586
Work in process	109,732	94,804
Finished goods	74,816	78,050
	$245,565	$225,440

Note 6.     Investments

Non-current investments consisted of the following:

	December 31, 2022	September 30, 2022
Life insurance policies	$4,608	$4,439
Equity-method investments	2,974	2,729
Other (primarily cost-method) investments	18,866	18,808
	$26,448	$25,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements

Long-term debt at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31, 2022	September 30, 2022
Revolving credit facilities	$509,489	$480,107
2025 Senior Notes	298,096	297,961
Other borrowings	23,080	13,434
Finance lease obligations	6,439	7,066
Total debt	837,104	798,568
Less current maturities	(2,977)	(3,277)
Long-term debt	$834,127	$795,291

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1,370 and $1,522 at December 31, 2022 and September 30, 2022, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2022 and September 30, 2022 were $495,391 and $472,057, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2022 and 2021 was 4.24% and 1.86%, respectively.

The Company has $299,625 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1,529 and $1,664 at December 31, 2022 and September 30, 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $203,561 and $89,561 for the three months ended December 31, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2022 and September 30, 2022, the amount sold to the Purchasers was $114,000 and $96,590, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $40,766 and $44,262 as of December 31, 2022 and September 30, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

Previously, the Company had a $115,000 accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions that matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. At December 31, 2021, the interest rate on borrowings under this facility was 0.85%.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($26,771), which includes €8.0 million ($8,567) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €13.2 million ($14,098) and €8.2 million ($8,050) at December 31, 2022 and September 30, 2022, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 3.96% at December 31, 2022.

Other borrowings totaled $23,080 and $13,434 at December 31, 2022 and September 30, 2022, respectively. The weighted-average interest rate on all other borrowings was 3.09% and 1.88% at December 31, 2022 and 2021, respectively.

As of December 31, 2022 and September 30, 2022, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2022.

Note 8.   Derivatives and Hedging Instruments

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At December 31, 2022 and September 30, 2022, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	December 31, 2022		September 30, 2022
	Interest Rate Swaps	Cross- Currency Swaps	Interest Rate Swaps	Cross- Currency Swaps
Current assets:
Other current assets	$3,366	$—	$3,358	$—
Long-term assets:
Other assets	6,713	—	7,341	3,722
Current liabilities:
Other current liabilities	—	—	—	—
Long-term liabilities:
Other liabilities	—	2,082	—	—
Total derivatives	$10,079	$2,082	$10,699	$3,722

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2022	September 30, 2022
Notional amount	$125,000	$125,000
Weighted-average maturity period (years)	2.6	3.1
Weighted-average received rate	4.39%	3.14%
Weighted-average pay rate	1.04%	1.04%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Instruments (continued)

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

The fair value of the interest rate swaps reflected an unrealized gain of $10,079 ($7,533 after tax) at December 31, 2022 and an unrealized gain of $10,699 ($7,937 after tax) at September 30, 2022, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2022, a gain (net of tax) of approximately $2,516 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392 as of December 31, 2022 and September 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $1,556 (net of income taxes of $526) and a gain of $2,782 (net of income taxes of $940), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2022 and September 30, 2022, respectively. Income of $272 and $365, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three months ended December 31, 2022 and 2021, respectively. At December 31, 2022 and September 30, 2022, the swap totaled $2,082 and $3,722, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

Refer to Note 12, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At December 31, 2022, 465,613 shares have been issued under the 2017 Equity Incentive Plan. 1,041,215 time-based restricted share units, 1,312,562 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,831,042 of these share-based awards are outstanding as of December 31, 2022.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended December 31, 2022 and 2021, stock-based compensation cost totaled $4,334 and $3,709, respectively. The associated future income tax benefit recognized for stock-based compensation was $551 and $409 for the three-month periods ended December 31, 2022 and 2021, respectively.

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Compensation Committee of the Board of Directors. Approximately 43% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once the units become vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

The transactions for restricted shares and restricted share units for the three months ended December 31, 2022 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2022	1,459,233	$33.78
Granted	617,050	27.69
Vested	(180,263)	35.25
Expired or forfeited	(139,978)	40.78
Non-vested at December 31, 2022	1,756,042	$30.93

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

As of December 31, 2022, the total unrecognized compensation cost related to all unvested stock-based awards was $32,573 and is expected to be recognized over a weighted average period of 2.5 years.

The Company maintains the 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2023, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2023 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 150,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits). In November 2022, the Board of Directors approved the Amended and Restated 2019 Director Fee Plan (the "Amended 2019 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 300,000. The Amended 2019 Plan is subject to shareholder approval at the Company's 2023 Annual Shareholder Meeting.  The value of deferred shares is recorded in other liabilities.  A total of 45,738 shares and share units had been deferred under the Director Fee Plans as of December 31, 2022.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2023.  As of December 31, 2022, 305,911 restricted shares and restricted share units have been granted under the Director Fee Plans and are outstanding as of December 31, 2022, 132,682 of which were issued under the 2019 Director Fee Plan.  58,008 restricted shares and restricted share units are unvested at December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2022	2021
Net income (loss) attributable to Matthews shareholders	$3,703	$(19,803)
Weighted-average shares outstanding (in thousands):
Basic shares	30,712	31,719
Effect of dilutive securities	241	—
Diluted shares	30,953	31,719

Dividends declared per common share	$0.23	$0.22
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three months ended December 31, 2022. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2022	2021	2022	2021

Service cost	$57	$380	$19	$41
Interest cost *	143	990	161	103
Expected return on plan assets *	—	(1,042)	—	—
Amortization:
Prior service credit	—	47	(91)	(91)
Net actuarial loss *	(10)	201	(177)	—
Settlement losses *	1,271	30,856	—	—
Net benefit cost	$1,461	$31,432	$(88)	$53
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

Benefit payments under the Company's principal defined benefit retirement plan ("DB Plan") were made from plan assets, while benefit payments under the supplemental retirement plan and postretirement benefit plan are made from the Company's operating funds.

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24,242 to fully settle the supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1,271, which has been presented as a component of other income (deductions), net for the three months ended December 31, 2022. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2022 and 2021 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	203		20,763	93		21,059
Amounts reclassified from AOCI	742	(a)	(203)	(497)	(b)	42
Net current-period OCI	945		20,560	(404)		21,101
Balance, December 31, 2022	$6,127		$(182,750)	$7,533		$(169,090)
Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		4	—		4
Net current-period OCI	—		4	—		4
Balance, December 31, 2022	$—		$259	$—		$259

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)
OCI before reclassification	10,718		(1,713)	875		9,880
Amounts reclassified from AOCI	23,415	(a)	(276)	606	(b)	23,745
Net current-period OCI	34,133		(1,989)	1,481		33,625
Balance, December 31, 2021	$(1,797)		$(157,240)	$(77)		$(159,114)
Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241	$—		$241
OCI before reclassification	—		4	—		4
Net current-period OCI	—		4	—		4
Balance, December 31, 2021	$—		$245	$—		$245
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2022 and 2021 were as follows:

Details about AOCI Components	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$44
Actuarial losses	187	(201)	Other income (deductions), net
Settlement losses	(1,271)	(30,856)	Other income (deductions), net
	(993)	(31,013)	Income before income tax (b)
	251	7,598	Income taxes
	$(742)	$(23,415)	Net income
Derivatives
Cash flow hedges	$655	$(801)	Interest expense
Net investment hedges	272	365	Interest expense
	927	(436)	Income before income tax (b)
	(227)	106	Income taxes
	$700	$(330)	Net income

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 11.

(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2023 were an expense of $1,312, compared to a benefit of $6,628 for the first three months of fiscal 2022. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2023 compared to the same period for fiscal 2022 primarily resulted from consolidated pre-tax income in fiscal 2023 compared to a pre-tax loss in fiscal 2022. The Company’s fiscal 2023 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2022 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,249 and $4,123 on December 31, 2022 and September 30, 2022, respectively, which would impact the annual effective rate at December 31, 2022 and September 30, 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $1,425 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $994 and $876 at December 31, 2022 and September 30, 2022, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2022, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019 and forward
United States – State	2018 and forward
Canada	2018 and forward
Germany	2019 and forward
United Kingdom	2021 and forward
Singapore	2018 and forward
Australia	2017 and forward

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended December 31,
	2022	2021
Sales:
Memorialization	$206,502	$210,706
Industrial Technologies	109,143	74,331
SGK Brand Solutions	133,595	153,542
Consolidated Sales	$449,240	$438,579

Adjusted EBITDA:
Memorialization	$39,137	$43,370
Industrial Technologies	12,202	7,183
SGK Brand Solutions	12,232	15,414
Corporate and Non-Operating	(14,280)	(12,634)
Total Adjusted EBITDA	$49,291	$53,333

RPA financing fees (1)	(456)	—
Acquisition costs (2)**	(1,285)	—
Strategic initiatives and other charges (3)**	(1,760)	(3,823)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (4)***	—	(690)
Exchange losses related to highly inflationary accounting (5)	(1,088)	—
Defined benefit plan termination related items (6)	(21)	(426)
Stock-based compensation	(4,334)	(3,709)
Non-service pension and postretirement expense (7)	(1,388)	(31,108)
Depreciation and amortization *	(23,729)	(33,501)
Interest expense	(10,215)	(6,507)
Net loss attributable to noncontrolling interests	(56)	(7)
Income (loss) before income taxes	4,959	(26,438)
Income tax (provision) benefit	(1,312)	6,628
Net income (loss)	$3,647	$(19,810)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

(1) Represents fees for receivables sold under the RPA (see Note 7, "Debt and Financing Arrangements").
(2) Includes certain non-recurring costs associated with recent acquisition activities.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels, costs associated with global ERP system integration efforts, and asset write-downs associated with certain operations in Russia, net of recoveries.

(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(5) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries (see Note 2, "Basis of Presentation").
(6) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
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

* Depreciation and amortization was $5,574 and $5,810 for the Memorialization segment, $5,853 and $2,653 for the Industrial Technologies segment, $11,060 and $23,725 for the SGK Brand Solutions segment, and $1,242 and $1,313 for Corporate and Non-Operating, for the three months ended December 31, 2022 and 2021, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $378 and $671 for the Memorialization segment, $937 and $32 for the Industrial Technologies segment, $521 and $1,229 for the SGK Brand Solutions segment, and $1,209 and $1,891 for Corporate and Non-Operating, for the three months ended December 31, 2022 and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $464 for the Memorialization segment, $4 for the Industrial Technologies segment, $220 for the SGK Brand Solutions segment, and $2 for Corporate and Non-Operating, for the three months ended December 31, 2021.

Note 15. Acquisitions

Fiscal 2023:

During the first fiscal quarter of 2023, the Company completed small acquisitions within the SGK Brand Solutions segment for a combined purchase price of $1,759 (net of holdbacks). The preliminary purchase price allocations were not finalized as of December 31, 2022 and remain subject to change as the Company obtains additional information related to working capital and other assets and liabilities.

Fiscal 2022:

In August 2022, the Company acquired German-based engineering firms OLBRICH and R+S Automotive for a purchase price of approximately €43,700 ($44,469) (net of cash acquired) within the Industrial Technologies segment. OLBRICH is a production and intelligent equipment manufacturer, specializing in purpose-built rotary processing equipment, including equipment used in the manufacturing of dry and wet electrodes for lithium-ion batteries used in electric vehicles and components for hydrogen fuel cells and electrolyzers, with additional strong positions in Specialty & Pharma, Packaging and Home & Décor. R+S Automotive is a specialty engineering services provider of automation, plant and tooling concepts for automotive manufacturing companies around the world. Annual sales for these businesses were approximately $140,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of December 31, 2022 and remains subject to change as the Company obtains additional information related to fixed assets, intangible assets, and other assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2022	$361,782	$107,022	$206,617	$675,421
Additions during period	—	—	410	410
Translation and other adjustments	2,253	4,507	9,424	16,184
Net goodwill at December 31, 2022	$364,035	$111,529	$216,451	$692,015
The net goodwill balances at December 31, 2022 and September 30, 2022 included $261,186 of accumulated impairment losses. Accumulated impairment losses at December 31, 2022 and September 30, 2022 were $5,000, $23,946 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2022 (January 1, 2022) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The Company performed an interim assessment of its SGK Brand Solutions goodwill reporting unit as of September 1, 2022 and recorded a goodwill write-down totaling $82,454 during the fiscal 2022 fourth quarter. Subsequent to this write-down, the fair value of the SGK Brand Solutions reporting unit approximated its carrying value at September 1, 2022. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2022 and September 30, 2022, respectively.

	Carrying Amount	Accumulated Amortization	Net
December 31, 2022:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,064	(119,029)	32,035
Customer relationships	383,983	(259,161)	124,822
Copyrights/patents/other	21,389	(15,030)	6,359
	$586,976	$(393,220)	$193,756
September 30, 2022:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	150,528	(117,572)	32,956
Customer relationships	380,593	(248,464)	132,129
Copyrights/patents/other	20,878	(14,349)	6,529
	$582,539	$(380,385)	$202,154
The net change in intangible assets during the three months ended December 31, 2022 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $10,342 and $21,546 for the three-month periods ended December 31, 2022 and 2021, respectively. Amortization expense is estimated to be $31,072 for the remainder of fiscal 2023, $39,203 in 2024, $16,158 in 2025, $14,357 in 2026 and $13,364 in 2027.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, cybersecurity concerns, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2022.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2022 and 2021. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2022	2021
Sales:	(Dollar amounts in thousands)
Memorialization	$206,502	$210,706
Industrial Technologies	109,143	74,331
SGK Brand Solutions	133,595	153,542
Consolidated Sales	$449,240	$438,579

Adjusted EBITDA:
Memorialization	$39,137	$43,370
Industrial Technologies	12,202	7,183
SGK Brand Solutions	12,232	15,414
Corporate and Non-Operating	(14,280)	(12,634)
Total Adjusted EBITDA (1)	$49,291	$53,333
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2022 were $449.2 million, compared to $438.6 million for the three months ended December 31, 2021, representing an increase of $10.7 million.  The increase in fiscal 2023 sales reflected higher sales in the Industrial Technologies segment, partially offset by lower sales in the Memorialization and SGK Brand Solutions segments. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $17.0 million on fiscal 2023 sales compared to the prior year.

Memorialization segment sales for the first three months of fiscal 2023 were $206.5 million, compared to $210.7 million for the first three months of fiscal 2022. The decrease in sales resulted from lower unit sales of caskets and bronze memorial products, reflecting a decrease in coronavirus disease 2019 ("COVID-19") related deaths in fiscal 2023. These decreases were partially offset by improved price realization, higher sales of granite memorial products and increased cremation equipment sales. Changes in foreign currency exchange rates had an unfavorable impact of $1.5 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $109.1 million for the first three months of fiscal 2023, compared to $74.3 million for the first three months of fiscal 2022. The sales increase primarily reflected benefits from the recently completed acquisitions of OLBRICH GmbH ("OLBRICH") and R+S Automotive GmbH ("R+S Automotive") (see Acquisitions below). The increase in sales also reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and higher product identification sales. These increases were partially offset by reduced sales of warehouse automation solutions. Changes in foreign currency exchange rates had an unfavorable impact of $4.8 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first three

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

months of fiscal 2023 were $133.6 million, compared to $153.5 million for the first three months of fiscal 2022, representing a decrease of $19.9 million.  Changes in foreign currency exchange rates had an unfavorable impact of $10.7 million on the segment's sales compared to the prior year. The decrease in sales also reflected lower brand sales in the U.S. and Europe, lower retail-based sales (principally merchandising solutions) and sales declines in the private-label brand market.

Gross profit for the three months ended December 31, 2022 was $138.9 million, compared to $131.6 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 30.9% and 30.0% for the first three months of fiscal 2023 and fiscal 2022, respectively.  The increase in gross profit primarily reflected the impact of higher sales (including the benefits from the OLBRICH and R+S Automotive acquisitions), benefits from the realization of productivity improvements and other cost-reduction initiatives, and improved margins for engineered products within the Industrial Technologies segment. These increases in gross profit were partially offset by the impact of unfavorable changes in sales mix, higher material, labor and transportation costs, and lower margins on U.K. cremation equipment projects. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $855,000 and $1.5 million for the three months ended December 31, 2022 and 2021, respectively.

Selling and administrative expenses for the three months ended December 31, 2022 were $111.4 million, compared to $99.3 million for the first three months of fiscal 2022.  Consolidated selling and administrative expenses, as a percent of sales, were 24.8% for the three months ended December 31, 2022, compared to 22.6% for the same period last year.  Fiscal 2023 selling and administrative expenses reflected the impact of higher salaries and wage rates, higher travel and entertainment ("T&E") costs, and additional expenses from the recently completed OLBRICH and R+S Automotive acquisitions. These increases in selling and administrative expenses were partially offset by benefits from ongoing cost-reduction initiatives. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $2.7 million in fiscal 2023, compared to $3.5 million in fiscal 2022. Intangible amortization for the three months ended December 31, 2022 was $10.3 million, compared to $21.5 million for the three months ended December 31, 2021. Fiscal 2022 intangible amortization included $9.5 million of amortization related to certain trade names that have been discontinued.

Adjusted EBITDA was $49.3 million for the three months ended December 31, 2022 and $53.3 million for the three months ended December 31, 2021. Memorialization segment adjusted EBITDA was $39.1 million for the first three months of fiscal 2023 compared to $43.4 million for the first three months of fiscal 2022. Fiscal 2023 segment adjusted EBITDA reflected benefits from improved price realization and productivity initiatives, which were offset by the impact of lower unit sales of caskets and bronze memorials, unfavorable changes in sales mix, higher material, labor, transportation and T&E costs, and lower margins on certain cremation equipment projects. Adjusted EBITDA for the Industrial Technologies segment was $12.2 million for the three months ended December 31, 2022 compared to $7.2 million for the three months ended December 31, 2021. Industrial Technologies segment adjusted EBITDA primarily reflected the impact of higher sales and improved margins for engineered products. Changes in foreign currency exchange rates had an unfavorable impact of $1.1 million on the segment's adjusted EBITDA compared to the prior year. Adjusted EBITDA for the SGK Brand Solutions segment was $12.2 million for the first three months of fiscal 2023 compared to $15.4 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales and higher labor and T&E costs, partially offset by benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $1.0 million on the segment's adjusted EBITDA compared to the prior year.

Interest expense for the first three months of fiscal 2023 was $10.2 million, compared to $6.5 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels and higher average interest rates in the current fiscal year.  Other income (deductions), net, for the three months ended December 31, 2022 represented a decrease in pre-tax income of $2.1 million, compared to a decrease in pre-tax income of $30.7 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $1.4 million and $31.1 million for the three months ended December 31, 2022 and 2021, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2023 other income (deductions), net included $1.1 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements").

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2023 were an expense of $1.3 million, compared to a benefit of $6.6 million for the first three months of fiscal 2022. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2023 compared to the same period for fiscal 2022 primarily resulted from consolidated pre-tax income in fiscal 2023 compared to a pre-tax loss in fiscal 2022. The Company’s fiscal 2023 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits. The Company’s fiscal 2022 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits.

Net losses attributable to noncontrolling interests were $56,000 for the three months ended December 31, 2022 and $7,000 for the three months ended December 31, 2021.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2022	2021
	(Dollar amounts in thousands)
Net income (loss)	$3,647	$(19,810)
Income tax provision (benefit)	1,312	(6,628)
Income (loss) before income taxes	4,959	(26,438)
Net loss attributable to noncontrolling interests	56	7
Interest expense	10,215	6,507
Depreciation and amortization *	23,729	33,501
RPA financing fees (1)	456	—
Acquisition costs (2)**	1,285	—
Strategic initiatives and other charges (3)**	1,760	3,823
Non-recurring / incremental COVID-19 costs (4)***	—	690
Exchange losses related to highly inflationary accounting (5)	1,088	—
Defined benefit plan termination related items (6)	21	426
Stock-based compensation	4,334	3,709
Non-service pension and postretirement expense (7)	1,388	31,108
Total Adjusted EBITDA	$49,291	$53,333

(1) Represents fees for receivables sold under the RPA (see "Liquidity and Capital Resources").
(2) Includes certain non-recurring costs associated with recent acquisition activities.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels, costs associated with global ERP system integration efforts, and asset write-downs associated with certain operations in Russia, net of recoveries.

(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(5) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements and Supplementary Data").

(6) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
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

* Depreciation and amortization was $5.6 million and $5.8 million for the Memorialization segment, $5.9 million and $2.7 million for the Industrial Technologies segment, $11.1 million and $23.7 million for the SGK Brand Solutions segment, and $1.2 million and $1.3 million for Corporate and Non-Operating, for the three months ended December 31, 2022 and 2021, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $378,000 and $671,000 for the Memorialization segment, $937,000 and $32,000 for the Industrial Technologies segment, $521,000 and $1.2 million for the SGK Brand Solutions segment, and $1.2 million and $1.9 million for Corporate and Non-Operating, for the three months ended December 31, 2022 and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $464,000 for the Memorialization segment, $4,000 for the Industrial Technologies segment, $220,000 for the SGK Brand Solutions segment, and $2,000 for Corporate and Non-Operating, for the three months ended December 31, 2021.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $36.2 million for the first three months of fiscal 2023, compared to $27.2 million for the first three months of fiscal 2022.  Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations. Fiscal 2022 operating cash flow reflected $35.7 million of contributions to fully fund the settlement of the Company's DB Plan obligations. Net changes in working capital items decreased operating cash flow by $43.2 million and $40.8 million in fiscal 2023 and fiscal 2022, respectively. The fiscal 2023 change in working capital principally reflected fiscal year-end compensation-related payments, decreases in accounts payable, and higher inventory levels, partially offset by proceeds from the sale of receivables under a receivables purchase agreement (see below for further discussion).

Cash used in investing activities was $14.2 million for the three months ended December 31, 2022, compared to $12.5 million for the three months ended December 31, 2021.  Investing activities for the first three months of fiscal 2023 primarily reflected capital expenditures of $12.4 million and acquisitions, net of cash acquired, of $1.8 million.  Investing activities for the first three months of fiscal 2022 primarily reflected capital expenditures of $12.6 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $43.5 million for the last three fiscal years.  Capital spending for fiscal 2023 is currently estimated to be approximately $75 million. Capital spending in fiscal 2023 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the three months ended December 31, 2022 was $22.3 million, primarily reflecting proceeds, net of repayments, on long-term debt of $32.7 million, treasury stock purchases of $2.5 million, and cash dividends of $7.0 million to the Company's shareholders. Cash provided by financing activities for the three months ended December 31, 2021 was $62.4 million, primarily reflecting proceeds, net of repayments, on long-term debt of $72.3 million, treasury stock purchases of $2.4 million and dividends of $6.8 million to the Company's shareholders.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at LIBOR plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2022) based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1.4 million and $1.5 million at December 31, 2022 and September 30, 2022, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2022 and September 30, 2022 were $495.4 million and $472.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2022 and 2021 was 4.24% and 1.86%, respectively.

The Company has $299.6 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1.5 million and $1.7 million at December 31, 2022 and September 30, 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. Gross receivables sold and cash collections reinvested under the RPA program were $203.6 million and $89.6 million for the three months ended December 31, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2022 and September 30, 2022, the amount sold to the Purchasers was $114.0 million and $96.6 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $40.8 million and $44.3 million as of December 31, 2022 and September 30, 2022, respectively.

Previously, the Company had a $115.0 million accounts receivable securitization facility (the "Securitization Facility") with certain financial institutions which matured in March 2022. The Securitization Facility did not qualify for sale treatment. Accordingly, the trade receivables and related debt obligations remained on the Company's Consolidated Balance Sheet. Borrowings under the Securitization Facility were based on LIBOR plus 0.75% and the Company was required to pay an annual commitment fee ranging from 0.25% to 0.35% of the unused portion of the Securitization Facility. At December 31, 2021, the interest rate on borrowings under this facility was 0.85%.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €25.0 million ($26.8 million), which includes €8.0 million ($8.6 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €13.2 million ($14.1 million) and €8.2 million ($8.1 million) at December 31, 2022 and September 30, 2022, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 3.96% at December 31, 2022.

Other borrowings totaled $23.1 million and $13.4 million at December 31, 2022 and September 30, 2022, respectively. The weighted-average interest rate on these borrowings was 3.09% and 1.88% at December 31, 2022 and 2021, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2022	September 30, 2022
	(Dollar amounts in thousands)
Notional amount	$125,000	$125,000
Weighted-average maturity period (years)	2.6	3.1
Weighted-average received rate	4.39%	3.14%
Weighted-average pay rate	1.04%	1.04%

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

The fair value of the interest rate swaps reflected an unrealized gain of $10.1 million ($7.5 million after tax) at December 31, 2022 and an unrealized gain of $10.7 million ($7.9 million after tax) at September 30, 2022, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI").  Assuming market rates remain constant with the rates at December 31, 2022, a gain (net of tax) of approximately $2.5 million included in AOCI is expected to be recognized in earnings over the next twelve months.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of December 31, 2022 and September 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $1.6 million (net of income taxes of $526,000) and a gain of $2.8 million (net of income taxes of $940,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2022 and September 30, 2022, respectively. Income of $272,000 and $365,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three months ended December 31, 2022 and 2021, respectively. At December 31, 2022 and September 30, 2022, the swap totaled $2.1 million and $3.7 million, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,205,817 shares remain available for repurchase as of December 31, 2022. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2023.

Consolidated working capital of the Company was $266.5 million at December 31, 2022, compared to $217.2 million at September 30, 2022.  Cash and cash equivalents were $42.7 million at December 31, 2022, compared to $69.0 million at September 30, 2022.  The Company's current ratio was 1.7 at December 31, 2022 and 1.5 at September 30, 2022, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at December 31, 2022, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2023 Remainder	2024 to 2025	2026 to 2027	After 2027
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$509,489	$—	$495,391	$—	$14,098
2025 Senior Notes	345,346	7,875	31,500	305,971	—
Finance lease obligations (1)	7,050	1,754	2,494	1,538	1,264
Non-cancelable operating leases (1)	81,365	18,898	39,558	18,890	4,019
Other	23,005	723	11,837	2,155	8,290
Total contractual cash obligations	$966,255	$29,250	$580,780	$328,554	$27,671
(1) Lease obligations have not been discounted to their present value.

Benefit payments under the SERP and postretirement benefit plan are made from the Company's operating funds.

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24.2 million to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1.3 million, which has been presented as a component of other income (deductions), net for the three months ended December 31, 2022. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of December 31, 2022, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.2 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

ACQUISITIONS:

Refer to Note 15, "Acquisitions" in Item 1 - "Financial Statements" for further details on the Company's acquisitions.

FORWARD-LOOKING INFORMATION:

The Company's current strategy to attain annual operating growth primarily consists of the following: internal growth - which includes organic growth, cost structure and productivity improvements, new product development and the expansion into new markets with existing products - and acquisitions and related integration activities to achieve synergy benefits.

The significant factors (excluding acquisitions) influencing sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. The Industrial Technologies segment received over $200 million of new orders during the fiscal 2023 first quarter for its energy storage solutions business. The orders have been received from multiple EV, fuel cell, and battery manufacturers and are expected to support the segment’s organic growth objectives. For the Memorialization segment, sales growth will be influenced by North America death rates, and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of this segment, currency fluctuations can also be a significant factor.

Recent labor cost increases, supply chain challenges, and other inflation-related impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and cost-reduction initiatives.

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2022 (January 1, 2022) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The Company performed an interim assessment of its SGK Brand Solutions goodwill reporting unit as of September 1, 2022 and recorded a goodwill write-down totaling $82.5 million during the fiscal 2022 fourth quarter. Subsequent to this write-down, the fair value of the SGK Brand Solutions reporting unit

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

approximated its carrying value at September 1, 2022. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended December 31, 2022. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,205,817 shares remain available for repurchase as of December 31, 2022.

The following table shows the monthly fiscal 2023 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2022	—	$—	—	1,294,842
November 2022	88,042	27.54	88,042	1,206,800
December 2022	983	27.54	983	1,205,817
Total	89,025	$27.54	89,025

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Restated By-laws of Matthews International Corporation, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021
	10.1	Matthews International Corporation Management Deferred Compensation Plan	Filed herewith
10.2
Agreement, dated as of December 30, 2022, by and among Matthews International Corporation, Barington Companies Equity Partners, L.P., Barington Capital Group, L.P. and Barington Companies Management, LLC.
Exhibit Number 10.1 to current report on Form 8-K filed on December 30, 2022
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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	January 27, 2023	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	January 27, 2023	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary