Form 10-Q
period 2023-03-31
MATTHEWS INTERNATIONAL CORP
filed 2023-04-28
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
Yes ☐ No ☒

As of March 31, 2023, shares of common stock outstanding were: Class A Common Stock 30,458,168 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2023		September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents		$41,916		$69,016
Accounts receivable, net		216,140		221,015
Inventories, net		254,557		225,440
Restricted cash, current		—		2,398
Contract assets		30,430		48,210
Other current assets		75,196		62,537
Total current assets		618,239		628,616

Investments		23,805		25,976
Property, plant and equipment, net		268,247		256,065
Operating lease right-of-use assets		75,429		71,974
Deferred income taxes		2,890		3,610
Goodwill		708,767		675,421
Other intangible assets, net		190,387		202,154
Other assets		9,509		18,955

Total assets		$1,897,273		$1,882,771

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$2,825		$3,277
Current portion of operating lease liabilities		23,302		22,869
Trade accounts payable		117,911		121,359
Accrued compensation		46,306		58,272
Accrued income taxes		5,142		9,277
Contract liabilities		23,362		31,871
Other current liabilities		175,593		164,450
Total current liabilities		394,441		411,375

Long-term debt		775,202		795,291
Operating lease liabilities		54,561		51,445
Deferred income taxes		92,090		92,589
Other liabilities		68,588		44,995
Total liabilities		1,384,882		1,395,695

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	159,948		160,255
Retained earnings	703,102		706,749
Accumulated other comprehensive loss	(167,076)		(190,191)
Treasury stock, at cost	(219,615)		(225,795)
Total shareholders' equity-Matthews		512,693		487,352
Noncontrolling interests		(302)		(276)
Total shareholders' equity		512,391		487,076

Total liabilities and shareholders' equity		$1,897,273		$1,882,771

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Sales	$479,580	$444,978	$928,820	$883,557
Cost of sales	(329,957)	(320,459)	(640,267)	(627,401)

Gross profit	149,623	124,519	288,553	256,156

Selling expense	(34,539)	(33,381)	(67,978)	(64,124)
Administrative expense	(81,516)	(71,819)	(159,437)	(140,388)
Intangible amortization	(10,517)	(11,953)	(20,859)	(33,499)

Operating profit	23,051	7,366	40,279	18,145

Interest expense	(12,047)	(6,260)	(22,262)	(12,767)
Other income (deductions), net	1,503	235	(551)	(30,475)

Income (loss) before income taxes	12,507	1,341	17,466	(25,097)

Income tax (provision) benefit	(3,382)	(3,277)	(4,694)	3,351

Net income (loss)	9,125	(1,936)	12,772	(21,746)

Net loss attributable to noncontrolling interests	2	31	58	38

Net income (loss) attributable to Matthews shareholders	$9,127	$(1,905)	$12,830	$(21,708)

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.30	$(0.06)	$0.42	$(0.68)

Diluted	$0.29	$(0.06)	$0.41	$(0.68)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2023	2022	2023	2022	2023	2022

Net income (loss):	$9,127	$(1,905)	$(2)	$(31)	$9,125	$(1,936)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	4,432	(6,181)	(5)	4	4,427	(6,177)
Pension plans and other postretirement benefits	(176)	(27)	—	—	(176)	(27)
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(1,471)	3,538	—	—	(1,471)	3,538
Net amount reclassified to earnings	(771)	554	—	—	(771)	554
Net change in unrecognized (loss) gain on cash flow hedges	(2,242)	4,092	—	—	(2,242)	4,092
OCI, net of tax	2,014	(2,116)	(5)	4	2,009	(2,112)
Comprehensive income (loss)	$11,141	$(4,021)	$(7)	$(27)	$11,134	$(4,048)

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2023	2022	2023	2022	2023	2022

Net income (loss):	$12,830	$(21,708)	$(58)	$(38)	$12,772	$(21,746)
OCI, net of tax:
Foreign currency translation adjustment	24,992	(8,170)	(1)	8	24,991	(8,162)
Pension plans and other postretirement benefits	769	34,106	—	—	769	34,106
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(1,378)	4,413	—	—	(1,378)	4,413
Net amount reclassified to earnings	(1,268)	1,160	—	—	(1,268)	1,160
Net change in unrecognized (loss) gain on cash flow hedges	(2,646)	5,573	—	—	(2,646)	5,573
OCI, net of tax	23,115	31,509	(1)	8	23,114	31,517
Comprehensive income (loss)	$35,945	$9,801	$(59)	$(30)	$35,886	$9,771
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2023 and 2022 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	3,703	—	—	(56)	3,647
Minimum pension liability	—	—	—	945	—	—	945
Translation adjustment	—	—	—	20,560	—	4	20,564
Fair value of cash flow hedges	—	—	—	(404)	—	—	(404)
Total comprehensive income							24,752
Stock-based compensation	—	4,334	—	—	—	—	4,334
Purchase of 89,025 shares of treasury stock	—	—	—	—	(2,451)	—	(2,451)
Issuance of 245,006 shares of treasury stock	—	(9,154)	—	—	9,154	—	—
Cancellations of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(8,794)	—	—	—	(8,794)
Balance, December 31, 2022	$36,334	$157,393	$701,658	$(169,090)	$(221,050)	$(328)	$504,917
Net income (loss)	—	—	9,127	—	—	(2)	9,125
Minimum pension liability	—	—	—	(176)	—	—	(176)
Translation adjustment	—	—	—	4,432	—	(5)	4,427
Fair value of cash flow hedges	—	—	—	(2,242)	—	—	(2,242)
Total comprehensive income							11,134
Stock-based compensation	—	4,278	—	—	—	—	4,278
Purchase of 7,606 shares of treasury stock	—	—	—	—	(288)	—	(288)
Issuance of 46,069 shares of treasury stock	—	(1,723)	—	—	1,723	—	—
Dividends	—	—	(7,683)	—	—	—	(7,683)
Transactions with noncontrolling interests	—	—	—	—	—	33	33
Balance, March 31, 2023	$36,334	$159,948	$703,102	$(167,076)	$(219,615)	$(302)	$512,391

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and six months ended March 31, 2023 and 2022 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(19,803)	—	—	(7)	(19,810)
Minimum pension liability	—	—	—	34,133	—	—	34,133
Translation adjustment	—	—	—	(1,989)	—	4	(1,985)
Fair value of cash flow hedges	—	—	—	1,481	—	—	1,481
Total comprehensive income							13,819
Stock-based compensation	—	3,709	—	—	—	—	3,709
Purchase of 62,746 shares of treasury stock	—	—	—	—	(2,435)	—	(2,435)
Issuance of 174,107 shares of treasury stock	—	(6,859)	—	—	6,859	—	—
Cancellations of 31,057 shares of treasury stock	—	2,091	—	—	(2,091)	—	—
Dividends	—	—	(6,824)	—	—	—	(6,824)
Balance, December 31, 2021	$36,334	$148,425	$807,581	$(159,114)	$(188,406)	$(148)	$644,672
Net loss	—	—	(1,905)	—	—	(31)	(1,936)
Minimum pension liability	—	—	—	(27)	—	—	(27)
Translation adjustment	—	—	—	(6,181)	—	4	(6,177)
Fair value of cash flow hedges	—	—	—	4,092	—	—	4,092
Total comprehensive loss							(4,048)
Stock-based compensation	—	5,222	—	—	—	—	5,222
Purchase of 289,184 shares of treasury stock	—	—	—	—	(9,703)	—	(9,703)
Issuance of 45,096 shares of treasury stock	—	(1,761)	—	—	1,761	—	—
Cancellations of 80 shares of treasury stock	—	5	—	—	(5)	—	—
Dividends	—	—	(7,128)	—	—	—	(7,128)
Balance, March 31, 2022	$36,334	$151,891	$798,548	$(161,230)	$(196,353)	$(175)	$629,015

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$12,772	$(21,746)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	47,877	57,225
Stock-based compensation expense	8,612	8,931
Deferred tax provision (benefit)	268	(16)
Asset write-downs	—	10,486
Defined benefit plan settlement losses	1,271	30,856
Defined benefit plan settlement payments	(24,242)	(35,706)
Proceeds from the settlement of cash flow hedges	10,474	—
Changes in working capital items	(10,885)	18,842
Decrease in other assets	3,298	5,823
Decrease in other liabilities	(2,083)	(6,265)
Other operating activities, net	(2,651)	4,293

Net cash provided by operating activities	44,711	72,723

Cash flows from investing activities:
Capital expenditures	(23,772)	(28,096)
Acquisitions, net of cash acquired	(7,586)	—
Proceeds from sale of investments	—	3,127
Other investing activities, net	155	230

Net cash used in investing activities	(31,203)	(24,739)

Cash flows from financing activities:
Proceeds from long-term debt	414,843	342,847
Payments on long-term debt	(441,963)	(353,385)
Purchases of treasury stock	(2,739)	(12,138)
Dividends	(14,126)	(13,952)
Acquisition holdback and contingent consideration payments	—	(613)
Other financing activities	(914)	(1,434)

Net cash used in financing activities	(44,899)	(38,675)

Effect of exchange rate changes on cash	1,893	(1,580)

Net change in cash, cash equivalents and restricted cash	(29,498)	7,729
Cash, cash equivalents and restricted cash at beginning of year	71,414	68,343
Cash, cash equivalents and restricted cash at end of period	$41,916	$76,072

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2023
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of March 31, 2023 and September 30, 2022, the Company had net monetary assets related to its Turkish subsidiaries of $6,600 and $5,022, respectively. For the three and six months ended March 31, 2023, exchange losses related to highly inflationary accounting totaled $160 and $1,248, respectively, and were included in the Consolidated Statements of Income within other income (deductions), net.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) which enhances the transparency of supplier finance programs by addressing disclosure requirements. Specifically, the amendment requires disclosure of key program terms, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. The ASU will be effective beginning in the first quarter of fiscal 2024, except for the rollforward requirement, which is effective in fiscal year 2025. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2023 and 2022 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$211,878	$205,655	$41,835	$34,768	$62,324	$69,080	$316,037	$309,503
Central and South America	—	—	—	—	995	1,123	995	1,123
Europe	8,462	11,924	81,970	41,611	52,941	60,852	143,373	114,387
Australia	2,549	2,425	—	—	2,216	2,687	4,765	5,112
Asia	—	—	1,709	1,775	12,701	13,078	14,410	14,853
Total Sales	$222,889	$220,004	$125,514	$78,154	$131,177	$146,820	$479,580	$444,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$407,077	$402,406	$77,975	$71,133	$129,904	$143,270	$614,956	$616,809
Central and South America	—	—	—	—	2,332	2,143	2,332	2,143
Europe	16,825	23,438	153,271	78,166	101,458	121,854	271,554	223,458
Australia	5,489	4,866	—	—	4,515	5,555	10,004	10,421
Asia	—	—	3,411	3,186	26,563	27,540	29,974	30,726
Total Sales	$429,391	$430,710	$234,657	$152,485	$264,772	$300,362	$928,820	$883,557

Revenue from products or services provided to customers over time accounted for approximately 13% and 9% of revenue for the three months ended March 31, 2023 and 2022, respectively, and 13% and 11% of revenue for the six months ended March 31, 2023 and 2022, respectively.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2023				September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$10	$—	$10	$—	$14,421	$—	$14,421
Life insurance policies	—	4,540	—	4,540	—	4,439	—	4,439
Total assets at fair value	$—	$4,550	$—	$4,550	$—	$18,860	$—	$18,860

Liabilities:
Derivatives (1)	$—	$6,511	$—	$6,511	$—	$—	$—	$—
Total liabilities at fair value	$—	$6,511	$—	$6,511	$—	$—	$—	$—
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at March 31, 2023 and September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2023	September 30, 2022
Raw materials	$67,449	$52,586
Work in process	110,508	94,804
Finished goods	76,600	78,050
	$254,557	$225,440

Note 6.     Investments

Non-current investments consisted of the following:

	March 31, 2023	September 30, 2022
Life insurance policies	$4,540	$4,439
Equity-method investments	341	2,729
Other (primarily cost-method) investments	18,924	18,808
	$23,805	$25,976

During the second quarter of fiscal 2023, the Company purchased the remaining ownership interest in a small Industrial Technologies business, which was previously held as an equity-method investment. See Note 15, "Acquisitions."

Note 7.   Debt and Financing Arrangements

Long-term debt at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31, 2023	September 30, 2022
Revolving credit facilities	$452,471	$480,107
2025 Senior Notes	298,231	297,961
Other borrowings	21,057	13,434
Finance lease obligations	6,268	7,066
Total debt	778,027	798,568
Less current maturities	(2,825)	(3,277)
Long-term debt	$775,202	$795,291

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. In March 2023, an amendment to the domestic credit facility implemented SOFR as the replacement of LIBOR as the benchmark interest rate under the facility. The Company accounted for the change in reference rate as a non-substantial modification. Borrowings under the revolving credit facility now bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at March 31, 2023) based on the Company's secured leverage ratio. Previously, borrowings under the revolving credit facility bore interest at LIBOR plus a factor ranging from 0.75% to 2.00% based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1,218 and $1,522 at March 31, 2023 and September 30, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2023 and September 30, 2022 were $451,501 and $472,057, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2023 and 2022 was 5.17% and 1.89%, respectively.

The Company has $299,625 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1,394 and $1,664 at March 31, 2023 and September 30, 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2023 and September 30, 2022, the amount sold to the Purchasers was $108,600 and $96,590, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $41,830 and $44,262 as of March 31, 2023 and September 30, 2022, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Gross receivables sold	$201,115	$121,616
Cash collections reinvested	(189,105)	(46,615)
Net cash proceeds received	$12,010	$75,001

During the second quarter of fiscal 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $16,950 during the six months ended March 31, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10,879). The facility also provides €16.0 million ($17,406) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €0.9 million ($970) and €8.2 million ($8,050) at March 31, 2023 and September 30, 2022, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 5.17% and 2.25% at March 31, 2023 and 2022, respectively.

Other borrowings totaled $21,057 and $13,434 at March 31, 2023 and September 30, 2022, respectively. The weighted-average interest rate on all other borrowings was 3.01% and 1.92% at March 31, 2023 and 2022, respectively.

As of March 31, 2023 and September 30, 2022, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2023.

Note 8.   Derivatives and Hedging Instruments

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At March 31, 2023 and September 30, 2022, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	March 31, 2023		September 30, 2022
	Interest Rate Swaps	Cross- Currency Swaps	Interest Rate Swaps	Cross- Currency Swaps
Current assets:
Other current assets	$2	$—	$3,358	$—
Long-term assets:
Other assets	8	—	7,341	3,722
Current liabilities:
Other current liabilities	(751)	—	—	—
Long-term liabilities:
Other liabilities	(2,653)	(3,107)	—	—
Total derivatives	$(3,394)	$(3,107)	$10,699	$3,722

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2023	September 30, 2022
Notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.9	3.1
Weighted-average received rate	4.81%	3.14%
Weighted-average pay rate	3.83%	1.04%

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. In order to transition the Company's swaps from LIBOR-based to SOFR-based rates, the LIBOR-based swaps were settled during the second quarter of fiscal 2023, resulting in cash proceeds of $10,474. Concurrently, the Company entered into new interest rate swaps with SOFR-based rates with a notional amount of $175,000. The interest rate swaps have been designated as cash flow hedges of future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Instruments (continued)

The fair value of the interest rate swaps reflected a net unrealized loss of $3,394 ($2,537 after tax) at March 31, 2023 and an unrealized gain of $10,699 ($7,937 after tax) at September 30, 2022, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $10,474 ($7,829 after tax) related to the terminated LIBOR-based swaps were also included in AOCI as of March 31, 2023. Assuming market rates remain constant with the rates at March 31, 2023, a gain (net of tax) of approximately $2,952 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392, as of March 31, 2023 and September 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $2,323 (net of income taxes of $784) and a gain of $2,782 (net of income taxes of $940), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2023 and September 30, 2022, respectively. Income of $309 and $581, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2023, respectively. Income of $420 and $785, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2022, respectively. At March 31, 2023 and September 30, 2022, the swaps totaled $3,107 and $3,722, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

Refer to Note 12, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At March 31, 2023, 486,503 shares have been issued under the 2017 Equity Incentive Plan. 1,041,615 time-based restricted share units, 1,313,162 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,811,152 of these share-based awards are outstanding as of March 31, 2023.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended March 31, 2023 and 2022, stock-based compensation cost totaled $4,278 and $5,222, respectively. For the six-month periods ended March 31, 2023 and 2022, stock-based compensation cost totaled $8,612 and $8,931, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,057 and $1,278 for the three-month periods ended March 31, 2023 and 2022, respectively, and $1,608 and $1,688 for the six-month periods ended March 31, 2023 and 2022, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

The transactions for restricted shares and restricted share units for the six months ended March 31, 2023 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2022	1,459,233	$33.78
Granted	618,050	27.69
Vested	(201,153)	35.05
Expired or forfeited	(139,978)	40.78
Non-vested at March 31, 2023	1,736,152	$30.90

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

As of March 31, 2023, the total unrecognized compensation cost related to all unvested stock-based awards was $26,437 and is expected to be recognized over a weighted average period of 2.3 years.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2023, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2023 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other liabilities.  A total of 49,084 shares and share units had been deferred under the Director Fee Plans as of March 31, 2023.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2023.  As of March 31, 2023, 336,127 restricted shares and restricted share units have been granted under the Director Fee Plans, 162,898 of which were issued under the 2019 Director Fee Plan.  60,057 restricted share units are unvested at March 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income (loss) attributable to Matthews shareholders	$9,127	$(1,905)	$12,830	$(21,708)
Weighted-average shares outstanding (in thousands):
Basic shares	30,778	31,692	30,741	31,695
Effect of dilutive securities	401	—	330	—
Diluted shares	31,179	31,692	31,071	31,695

Dividends declared per common share	$0.23	$0.22	$0.46	$0.44
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and six months ended March 31, 2023. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2023	2022	2023	2022

Service cost	$31	$5	$19	$41
Interest cost *	105	48	161	103
Expected return on plan assets *	—	—	—	—
Amortization:
Prior service credit	—	(66)	(91)	(91)
Net actuarial loss *	(6)	91	(177)	—
Net benefit cost	$130	$78	$(88)	$53

	Six months ended March 31,
	Pension		Other Postretirement
	2023	2022	2023	2022

Service cost	$88	$385	$38	$82
Interest cost *	248	1,038	322	206
Expected return on plan assets *	—	(1,042)	—	—
Amortization:
Prior service credit	—	(19)	(182)	(182)
Net actuarial loss *	(16)	292	(354)	—
Settlement losses *	1,271	30,856	—	—
Net benefit cost	$1,591	$31,510	$(176)	$106
* Non-service components of pension and postretirement expense are included in other income (deductions), net.

Benefit payments under the Company's principal defined benefit retirement plan ("DB Plan") were made from plan assets, while benefit payments under the supplemental retirement plan were made from the Company's operating funds. Benefit payments under the Company's postretirement benefit plan are made from the Company's operating funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Pension and Other Postretirement Benefit Plans (continued)

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24,242 to fully settle the supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1,271, which has been presented as a component of other income (deductions), net for the six months ended March 31, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP. During the second quarter of fiscal 2023, the remaining funds held in a rabbi trust associated with the SERP were transferred to the Company. Consequently, these amounts are no longer classified as restricted cash.

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

Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2023 and 2022 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2022	$6,127		$(182,750)	$7,533		$(169,090)
OCI before reclassification	29		4,663	(1,471)		3,221
Amounts reclassified from AOCI	(205)	(a)	(231)	(771)	(b)	(1,207)
Net current-period OCI	(176)		4,432	(2,242)		2,014
Balance, March 31, 2023	$5,951		$(178,318)	$5,291		$(167,076)
Attributable to noncontrolling interest:
Balance, December 31, 2022	$—		$259	$—		$259
OCI before reclassification	—		(5)	—		(5)
Net current-period OCI	—		(5)	—		(5)
Balance, March 31, 2023	$—		$254	$—		$254

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2021	$(1,797)		$(157,240)	$(77)		$(159,114)
OCI before reclassification	23		(5,864)	3,538		(2,303)
Amounts reclassified from AOCI	(50)	(a)	(317)	554	(b)	187
Net current-period OCI	(27)		(6,181)	4,092		(2,116)
Balance, March 31, 2022	$(1,824)		$(163,421)	$4,015		$(161,230)
Attributable to noncontrolling interest:
Balance, December 31, 2021	$—		$245	$—		$245
OCI before reclassification	—		4	—		4
Net current-period OCI	—		4	—		4
Balance, March 31, 2022	$—		$249	$—		$249
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2023 and 2022 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	232		25,426	(1,378)		24,280
Amounts reclassified from AOCI	537	(a)	(434)	(1,268)	(b)	(1,165)
Net current-period OCI	769		24,992	(2,646)		23,115
Balance, March 31, 2023	$5,951		$(178,318)	$5,291		$(167,076)
Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		(1)	—		(1)
Net current-period OCI	—		(1)	—		(1)
Balance, March 31, 2023	$—		$254	$—		$254

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)
OCI before reclassification	10,741		(7,577)	4,413		7,577
Amounts reclassified from AOCI	23,365	(a)	(593)	1,160	(b)	23,932
Net current-period OCI	34,106		(8,170)	5,573		31,509
Balance, March 31, 2022	$(1,824)		$(163,421)	$4,015		$(161,230)
Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241	$—		$241
OCI before reclassification	—		8	—		8
Net current-period OCI	—		8	—		8
Balance, March 31, 2022	$—		$249	$—		$249
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2023 and 2022 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$182
Actuarial losses	183	370	Other income (deductions), net
Settlement loss	—	(1,271)	Other income (deductions), net
	274	(719)	Income before income tax (b)
	(69)	182	Income taxes
	$205	$(537)	Net income
Derivatives
Cash flow hedges	$1,032	$1,697	Interest expense
Net investment hedges	309	581	Interest expense
	1,341	2,278	Income before income tax (b)
	(339)	(576)	Income taxes
	$1,002	$1,702	Net income

Details about AOCI Components	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$157	$201
Actuarial losses	(91)	(292)	Other income (deductions), net
Settlement losses	—	(30,856)	Other income (deductions), net
	66	(30,947)	Income before income tax (b)
	(16)	7,582	Income taxes
	$50	$(23,365)	Net income
Derivatives
Cash flow hedges	$(735)	$(1,536)	Interest expense
Net investment hedges	420	785	Interest expense
	(315)	(751)	Income before income tax (b)
	78	184	Income taxes
	$(237)	$(567)	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2023 were an expense of $4,694, compared to a benefit of $3,351 for the first six months of fiscal 2022. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2023 compared to the same period for fiscal 2022 primarily resulted from consolidated pre-tax income in fiscal 2023 compared to a pre-tax loss in fiscal 2022. The Company’s fiscal 2023 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses. The Company’s fiscal 2022 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,529 and $4,123 on March 31, 2023 and September 30, 2022, respectively, which would impact the annual effective rate at March 31, 2023 and September 30, 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $1,425 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $903 and $876 at March 31, 2023 and September 30, 2022, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2023, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019 and forward
United States – State	2018 and forward
Canada	2019 and forward
Germany	2019 and forward
United Kingdom	2021 and forward
Singapore	2018 and forward
Australia	2017 and forward

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

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Sales:
Memorialization	$222,889	$220,004	$429,391	$430,710
Industrial Technologies	125,514	78,154	234,657	152,485
SGK Brand Solutions	131,177	146,820	264,772	300,362
Consolidated Sales	$479,580	$444,978	$928,820	$883,557

Adjusted EBITDA:
Memorialization	$48,030	$42,944	$87,167	$86,314
Industrial Technologies	15,565	14,385	27,767	21,568
SGK Brand Solutions	11,020	13,462	23,252	28,876
Corporate and Non-Operating	(16,168)	(15,601)	(30,448)	(28,235)
Total Adjusted EBITDA	$58,447	$55,190	$107,738	$108,523

RPA and factoring financing fees (1)	(1,090)	—	(1,546)	—
Acquisition and divestiture costs (2)**	(2,852)	—	(4,137)	—
Strategic initiatives and other charges (3)**	(1,280)	(6,750)	(3,040)	(10,573)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (4)***	—	(1,213)	—	(1,903)
Exchange losses related to highly inflationary accounting (5)	(160)	—	(1,248)	—
Defined benefit plan termination related items (6)	—	79	(21)	(347)
Asset write-downs (7)	—	(10,486)	—	(10,486)
Stock-based compensation	(4,278)	(5,222)	(8,612)	(8,931)
Non-service pension and postretirement expense (8)	(83)	(242)	(1,471)	(31,350)
Depreciation and amortization *	(24,148)	(23,724)	(47,877)	(57,225)
Interest expense	(12,047)	(6,260)	(22,262)	(12,767)
Net loss attributable to noncontrolling interests	(2)	(31)	(58)	(38)
Income (loss) before income taxes	12,507	1,341	17,466	(25,097)
Income tax (provision) benefit	(3,382)	(3,277)	(4,694)	3,351
Net income (loss)	$9,125	$(1,936)	$12,772	$(21,746)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

(1) Represents fees for receivables sold under the RPA and factoring arrangements (see Note 7, "Debt and Financing Arrangements").
(2) Includes certain non-recurring costs associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels and costs associated with global ERP system integration efforts, net of loss recoveries related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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
(7) Represents asset write-downs within the SGK Brand Solutions segment (see Note 17, "Asset Write-Downs").
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

* Depreciation and amortization was $5,711 and $5,803 for the Memorialization segment, $5,916 and $2,531 for the Industrial Technologies segment, $11,319 and $14,060 for the SGK Brand Solutions segment, and $1,202 and $1,330 for Corporate and Non-Operating, for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization was $11,285 and $11,613 for the Memorialization segment, $11,769 and $5,184 for the Industrial Technologies segment, $22,379 and $37,785 for the SGK Brand Solutions segment, and $2,444 and $2,643 for Corporate and Non-Operating, for the six months ended March 31, 2023 and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $333 and $516 for the Memorialization segment, $2,437 and $161 for the Industrial Technologies segment, $2,610 and $4,475 for the SGK Brand Solutions segment, and income of $1,248 and charges of $1,598 for Corporate and Non-Operating, for the three months ended March 31, 2023 and 2022, respectively. Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $711 and $1,188 for the Memorialization segment, $3,374 and $193 for the Industrial Technologies segment, $3,131 and $5,703 for the SGK Brand Solutions segment, and income of $39 and charges of $3,489 for Corporate and Non-Operating, for the six months ended March 31, 2023 and 2022, respectively.
*** Non-recurring/incremental COVID-19 costs were $579 for the Memorialization segment, $1 for the Industrial Technologies segment, $170 for the SGK Brand Solutions segment, and $463 for Corporate and Non-Operating, for the three months ended March 31, 2022. Non-recurring/incremental COVID-19 costs were $1,043 for the Memorialization segment, $5 for the Industrial Technologies segment, $390 for the SGK Brand Solutions segment, and $465 for Corporate and Non-Operating, for the six months ended March 31, 2022.

Note 15. Acquisitions

Fiscal 2023:

In March 2023, the Company purchased the remaining ownership interest in a non-consolidated Industrial Technologies subsidiary for $4,759 (net of cash acquired and holdbacks). The transaction closed on March 31, 2023, but was funded subsequent to the balance sheet date on April 3, 2023. The Company recorded a liability of $7,955 for amounts due to the seller as of March 31, 2023. The preliminary purchase price allocation was not finalized as of March 31, 2023 and remains subject to change as the Company obtains additional information related to working capital and other assets and liabilities.

In February 2023, the Company acquired Eagle Granite Company ("Eagle") within the Memorialization segment for a total purchase price of $18,384, consisting of cash of $8,650 (net of cash acquired) and a deferred purchase price amount of $9,734, which is scheduled to be paid to the seller two years from the acquisition date. In addition, the Company recorded a liability of approximately $2,700 for potential future contingent consideration related to certain earnout provisions, which, if owed, is scheduled to be paid to the seller four years from the acquisition date. Eagle serves cemeteries and monument companies with a full complement of granite memorialization products. The preliminary purchase price allocation was not finalized as of March 31, 2023 and remains subject to change as the Company obtains additional information related to working capital, intangible assets, and other assets and liabilities.

During the first fiscal quarter of 2023, the Company completed small acquisitions within the SGK Brand Solutions segment for a combined purchase price of $1,932 (net of cash acquired and holdbacks). The preliminary purchase price allocations were not finalized as of March 31, 2023 and remain subject to change as the Company obtains additional information related to working capital and other assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions (continued)

Fiscal 2022:

In August 2022, the Company acquired German-based engineering firms OLBRICH and R+S Automotive for a purchase price of approximately €43,700 ($44,469) (net of cash acquired) within the Industrial Technologies segment. OLBRICH is a production and intelligent equipment manufacturer, specializing in purpose-built rotary processing equipment, including equipment used in the manufacturing of dry and wet electrodes for lithium-ion batteries used in electric vehicles and components for hydrogen fuel cells and electrolyzers, with additional strong positions in Specialty & Pharma, Packaging and Home & Décor. R+S Automotive is a specialty engineering services provider of automation, plant and tooling concepts for automotive manufacturing companies around the world. Annual sales for these businesses were approximately $140,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of March 31, 2023 and remains subject to change as the Company obtains additional information related to other assets and liabilities.

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2022	$361,782	$107,022	$206,617	$675,421
Additions during period	5,895	6,733	1,311	13,939
Translation and other adjustments	2,652	5,242	11,513	19,407
Net goodwill at March 31, 2023	$370,329	$118,997	$219,441	$708,767

The net goodwill balances at March 31, 2023 and September 30, 2022 included $261,186 of accumulated impairment losses. Accumulated impairment losses at March 31, 2023 and September 30, 2022 were $5,000, $23,946 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2023 (January 1, 2023) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 9%. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2023 and September 30, 2022, respectively.

	Carrying Amount	Accumulated Amortization	Net
March 31, 2023:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	153,635	(120,257)	33,378
Customer relationships	385,126	(265,651)	119,475
Copyrights/patents/other	22,668	(15,674)	6,994
	$591,969	$(401,582)	$190,387
September 30, 2022:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	150,528	(117,572)	32,956
Customer relationships	380,593	(248,464)	132,129
Copyrights/patents/other	20,878	(14,349)	6,529
	$582,539	$(380,385)	$202,154
The net change in intangible assets during the six months ended March 31, 2023 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the Eagle acquisition.

Amortization expense on intangible assets was $10,517 and $11,953 for the three-month periods ended March 31, 2023 and 2022, respectively. Amortization expense on intangible assets was $20,859 and $33,499 for the six-month periods ended March 31, 2023 and 2022, respectively. Amortization expense is estimated to be $21,641 for the remainder of fiscal 2023, $40,271 in 2024, $16,924 in 2025, $15,024 in 2026 and $13,937 in 2027.

Note 17.   Asset Write-Downs

The Company has certain operations in Russia within its SGK Brand Solutions segment. During the second quarter of fiscal 2022, in light of the war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10,486 to reduce the carrying value of these assets to zero during the second quarter of fiscal 2022. Asset write-downs (primarily related to property, plant and equipment) totaling $9,686 and $800 were reported within cost of sales and administrative expense, respectively, for the three and six months ended March 31, 2022.

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

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2023 and 2022. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Sales:	(Dollar amounts in thousands)
Memorialization	$222,889	$220,004	$429,391	$430,710
Industrial Technologies	125,514	78,154	234,657	152,485
SGK Brand Solutions	131,177	146,820	264,772	300,362
Consolidated Sales	$479,580	$444,978	$928,820	$883,557

Adjusted EBITDA:
Memorialization	$48,030	$42,944	$87,167	$86,314
Industrial Technologies	15,565	14,385	27,767	21,568
SGK Brand Solutions	11,020	13,462	23,252	28,876
Corporate and Non-Operating	(16,168)	(15,601)	(30,448)	(28,235)
Total Adjusted EBITDA (1)	$58,447	$55,190	$107,738	$108,523
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the six months ended March 31, 2023 were $928.8 million, compared to $883.6 million for the six months ended March 31, 2022, representing an increase of $45.3 million.  The increase in fiscal 2023 sales reflected higher sales in the Industrial Technologies segment, partially offset by lower sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $27.0 million on fiscal 2023 sales compared to the prior year.

Memorialization segment sales for the first six months of fiscal 2023 were $429.4 million, compared to $430.7 million for the first six months of fiscal 2022. Lower unit sales of caskets, reflecting a decrease in coronavirus disease 2019 ("COVID-19") related deaths in fiscal 2023, were substantially offset by improved price realization, higher sales of mausoleums and cremation equipment, and benefits from the recent acquisition of Eagle Granite Company (see Acquisitions below). Changes in foreign currency exchange rates had an unfavorable impact of $2.2 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $234.7 million for the first six months of fiscal 2023, compared to $152.5 million for the first six months of fiscal 2022. The sales increase primarily reflected benefits from the recently completed acquisitions of OLBRICH GmbH ("OLBRICH") and R+S Automotive GmbH ("R+S Automotive") (see Acquisitions below). The increase in sales also reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and higher product identification sales. Changes in foreign currency exchange rates had an unfavorable impact of $8.1 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first six months of fiscal 2023 were $264.8 million, compared to $300.4 million for the first six months of fiscal 2022.  Changes in foreign currency exchange rates had an unfavorable impact of $16.7 million on the segment's sales compared to the prior year. The decrease in sales also reflected lower brand sales in the U.S. and Europe, lower retail-based sales (principally merchandising solutions), and lower sales of cylinder (packaging) products, partially offset by improved price realization.

Gross profit for the six months ended March 31, 2023 was $288.6 million, compared to $256.2 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 31.1% and 29.0% for the first six months of fiscal 2023 and fiscal 2022, respectively.  The increase in gross profit primarily reflected the impact of higher sales (including benefits from recent acquisitions), and benefits from the realization of productivity improvements and other cost-reduction initiatives. These increases in gross profit were partially offset by the impact of higher material, labor and transportation costs, and lower margins

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

on cylinder (packaging) products and U.K. cremation equipment projects. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $3.1 million and $6.4 million for the six months ended March 31, 2023 and 2022, respectively. Fiscal 2022 gross profit included $9.7 million of asset write-downs related to the war between Russia and Ukraine (see below for further details).

Selling and administrative expenses for the six months ended March 31, 2023 were $227.4 million, compared to $204.5 million for the first six months of fiscal 2022.  Consolidated selling and administrative expenses, as a percent of sales, were 24.5% for the six months ended March 31, 2023, compared to 23.1% for the same period last year.  Fiscal 2023 selling and administrative expenses reflected the impact of higher salaries and wage rates, higher travel and entertainment ("T&E") costs, additional expenses from recently completed acquisitions, and fees associated with a receivables purchase agreement and factoring arrangement (see Liquidity and Capital Resources below). These increases in selling and administrative expenses were partially offset by benefits from ongoing cost-reduction initiatives. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $7.8 million in fiscal 2023, compared to $6.5 million in fiscal 2022. Fiscal 2022 selling and administrative expenses included $800,000 of asset write-downs related to the war between Russia and Ukraine (see below). Intangible amortization for the six months ended March 31, 2023 was $20.9 million, compared to $33.5 million for the six months ended March 31, 2022. Fiscal 2022 intangible amortization included $9.5 million of amortization related to certain trade names that have been discontinued.

Adjusted EBITDA was $107.7 million for the six months ended March 31, 2023 and $108.5 million for the six months ended March 31, 2022. Memorialization segment adjusted EBITDA was $87.2 million for the first six months of fiscal 2023 compared to $86.3 million for the first six months of fiscal 2022. Fiscal 2023 segment adjusted EBITDA reflected benefits from improved price realization and productivity initiatives, which were partially offset by the impact of lower unit sales of caskets, unfavorable changes in sales mix, higher material, labor, transportation and T&E costs, and lower margins on certain cremation equipment projects. Adjusted EBITDA for the Industrial Technologies segment was $27.8 million for the six months ended March 31, 2023 compared to $21.6 million for the six months ended March 31, 2022. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales of engineered products, partially offset by the impact of higher material and labor costs, and unfavorable contributions from recent acquisitions. Changes in foreign currency exchange rates had an unfavorable impact of $2.3 million on the segment's adjusted EBITDA compared to the prior year. Adjusted EBITDA for the SGK Brand Solutions segment was $23.3 million for the first six months of fiscal 2023 compared to $28.9 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, higher material, labor and T&E costs, and lower margins on cylinder (packaging) products. These decreases were partially offset by benefits from cost-reduction initiatives and lower performance-based compensation compared to fiscal 2022. Changes in foreign currency exchange rates had an unfavorable impact of $1.3 million on the segment's adjusted EBITDA compared to the prior year.

Interest expense for the first six months of fiscal 2023 was $22.3 million, compared to $12.8 million for the same period last year.  The increase in interest expense reflected an increase in average borrowing levels and higher average interest rates in the current fiscal year.  Other income (deductions), net, for the six months ended March 31, 2023 represented a decrease in pre-tax income of $551,000, compared to a decrease in pre-tax income of $30.5 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $1.5 million and $31.4 million for the six months ended March 31, 2023 and 2022, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2023 other income (deductions), net included $1.2 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements"). Fiscal 2023 other income (deductions), net also included loss recoveries of $2.2 million related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2023 were an expense of $4.7 million, compared to a benefit of $3.4 million for the first six months of fiscal 2022. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2023 compared to the same period for fiscal 2022 primarily resulted from consolidated pre-tax income in fiscal 2023 compared to a pre-tax loss in fiscal 2022. The Company’s fiscal 2023 six-

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses. The Company’s fiscal 2022 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits.

Net losses attributable to noncontrolling interests were $58,000 for the six months ended March 31, 2023 and $38,000 for the six months ended March 31, 2022.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Asset Write-Downs:

The Company has certain operations in Russia within its SGK Brand Solutions segment. During the second quarter of fiscal 2022, in light of the war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10.5 million to reduce the carrying value of these assets to zero during the second quarter of fiscal 2022. Asset write-downs (primarily related to property, plant and equipment) totaling $9.7 million and $800,000 were reported within cost of sales and administrative expense, respectively, for the three and six months ended March 31, 2022.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, ERP integration costs, strategic initiatives and other charges (which includes non-recurring charges related to operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and divestiture and ERP integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(Dollar amounts in thousands)
Net income (loss)	$9,125	$(1,936)	$12,772	$(21,746)
Income tax provision (benefit)	3,382	3,277	4,694	(3,351)
Income (loss) before income taxes	12,507	1,341	17,466	(25,097)
Net loss attributable to noncontrolling interests	2	31	58	38
Interest expense	12,047	6,260	22,262	12,767
Depreciation and amortization *	24,148	23,724	47,877	57,225
RPA and factoring financing fees (1)	1,090	—	1,546	—
Acquisition and divestiture costs (2)**	2,852	—	4,137	—
Strategic initiatives and other charges (3)**	1,280	6,750	3,040	10,573
Non-recurring / incremental COVID-19 costs (4)***	—	1,213	—	1,903
Exchange losses related to highly inflationary accounting (5)	160	—	1,248	—
Defined benefit plan termination related items (6)	—	(79)	21	347
Asset write-downs (7)	—	10,486	—	10,486
Stock-based compensation	4,278	5,222	8,612	8,931
Non-service pension and postretirement expense (8)	83	242	1,471	31,350
Total Adjusted EBITDA	$58,447	$55,190	$107,738	$108,523

(1) Represents fees for receivables sold under the RPA and factoring arrangements (see "Liquidity and Capital Resources").
(2) Includes certain non-recurring costs associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels and costs associated with global ERP system integration efforts, net of loss recoveries related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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
(7) Represents asset write-downs within the SGK Brand Solutions segment.
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

* Depreciation and amortization was $5.7 million and $5.8 million for the Memorialization segment, $5.9 million and $2.5 million for the Industrial Technologies segment, $11.3 million and $14.1 million for the SGK Brand Solutions segment, and $1.2 million and $1.3 million for Corporate and Non-Operating, for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization was $11.3 million and $11.6 million for the Memorialization segment, $11.8 million and $5.2 million for the Industrial Technologies segment, $22.4 million and $37.8 million for the SGK Brand Solutions segment, and $2.4 million and $2.6 million for Corporate and Non-Operating, for the six months ended March 31, 2023 and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $333,000 and $516,000 for the Memorialization segment, $2.4 million and $161,000 for the Industrial Technologies segment, $2.6 million and $4.5 million for the SGK Brand Solutions segment, and income of $1.2 million and charges of $1.6 million for Corporate and Non-Operating, for the three months ended March 31, 2023 and 2022, respectively. Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $711,000 and $1.2 million for the Memorialization segment, $3.4 million and $193,000 for the Industrial Technologies segment, $3.1 million and $5.7 million for the SGK Brand Solutions segment, and income of $39,000 and charges of $3.5 million for Corporate and Non-Operating, for the six months ended March 31, 2023 and 2022, respectively.
*** Non-recurring/incremental COVID-19 costs were $579,000 for the Memorialization segment, $1,000 for the Industrial Technologies segment, $170,000 for the SGK Brand Solutions segment, and $463,000 for Corporate and Non-Operating, for the three months ended March 31, 2022. Non-recurring/incremental COVID-19 costs were $1.0 million for the Memorialization segment, $5,000 for the Industrial Technologies segment, $390,000 for the SGK Brand Solutions segment, and $465,000 for Corporate and Non-Operating, for the six months ended March 31, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $44.7 million for the first six months of fiscal 2023, compared to $72.7 million for the first six months of fiscal 2022. Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. Fiscal 2022 operating cash flow reflected $35.7 million of contributions to fully fund the settlement of the Company's DB Plan obligations. Net changes in working capital items decreased operating cash flow by $10.9 million and increased operating cash flow by $18.8 million in fiscal 2023 and fiscal 2022, respectively. The fiscal 2023 change in working capital principally reflected fiscal year-end compensation-related payments and higher inventory levels, partially offset by proceeds from the sale of receivables under a receivables purchase agreement and a non-recourse factoring arrangement (see below for further discussion), and changes in contract assets and liabilities related to products and services provided to customers over time.

Cash used in investing activities was $31.2 million for the six months ended March 31, 2023, compared to $24.7 million for the six months ended March 31, 2022.  Investing activities for the first six months of fiscal 2023 primarily reflected capital expenditures of $23.8 million and acquisitions, net of cash acquired, of $7.6 million.  Investing activities for the first six months of fiscal 2022 primarily reflected capital expenditures of $28.1 million and proceeds from the sale of investments of $3.1 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $43.5 million for the last three fiscal years.  Capital spending for fiscal 2023 is currently estimated to be approximately $70 million. Capital spending in fiscal 2023 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the six months ended March 31, 2023 was $44.9 million, primarily reflecting repayments, net of proceeds, on long-term debt of $27.1 million, treasury stock purchases of $2.7 million, and cash dividends of $14.1 million to the Company's shareholders. Cash used in financing activities for the six months ended March 31, 2022 was $38.7 million, primarily reflecting repayments, net of proceeds, on long-term debt of $10.5 million, treasury stock purchases of $12.1 million, dividends of $14.0 million to the Company's shareholders, and $613,000 of holdback and deferred payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. In March 2023, an amendment to the domestic credit facility implemented SOFR as the replacement of LIBOR as the benchmark interest rate under the facility. The Company accounted for the change in reference rate as a non-substantial modification. Borrowings under the revolving credit facility now bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at March 31, 2023) based on the Company's secured leverage ratio. Previously, borrowings under the revolving credit facility bore interest at LIBOR plus a factor ranging from 0.75% to 2.00% based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1.2 million and $1.5 million at March 31, 2023 and September 30, 2022, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2023 and September 30, 2022 were $451.5 million and $472.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2023 and 2022 was 5.17% and 1.89%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $299.6 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1.4 million and $1.7 million at March 31, 2023 and September 30, 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2023 and September 30, 2022, the amount sold to the Purchasers was $108.6 million and $96.6 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $41.8 million and $44.3 million as of March 31, 2023 and September 30, 2022, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
	(Dollar amounts in thousands)
Gross receivables sold	$201,115	$121,616
Cash collections reinvested	(189,105)	(46,615)
Net cash proceeds received	$12,010	$75,001

During the second quarter of fiscal 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $17.0 million during the six months ended March 31, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10.9 million). The facility also provides €16.0 million ($17.4 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €0.9 million ($1.0 million) and €8.2 million ($8.1 million) at March 31, 2023 and September 30, 2022, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 5.17% and 2.25% at March 31, 2023 and 2022, respectively.

Other borrowings totaled $21.1 million and $13.4 million at March 31, 2023 and September 30, 2022, respectively. The weighted-average interest rate on these borrowings was 3.01% and 1.92% at March 31, 2023 and 2022, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2023	September 30, 2022
	(Dollar amounts in thousands)
Notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.9	3.1
Weighted-average received rate	4.81%	3.14%
Weighted-average pay rate	3.83%	1.04%

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. In order to transition the Company's swaps from LIBOR-based to SOFR-based rates, the LIBOR-based swaps were settled during the second quarter of fiscal 2023, resulting in cash proceeds of $10.5 million. Concurrently, the Company entered into new interest rate swaps with SOFR-based rates with a notional amount of $175.0 million. The interest rate swaps have been designated as cash flow hedges of future variable interest payments, which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected a net unrealized loss of $3.4 million ($2.5 million after tax) at March 31, 2023 and an unrealized gain of $10.7 million ($7.9 million after tax) at September 30, 2022, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $10.5 million ($7.8 million after tax) related to the terminated LIBOR-based swaps were also included in AOCI as of March 31, 2023. Assuming market rates remain constant with the rates at March 31, 2023, a gain (net of tax) of approximately $3.0 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of March 31, 2023 and September 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $2.3 million (net of income taxes of $784,000) and a gain of $2.8 million (net of income taxes of $940,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2023 and September 30, 2022, respectively. Income of $309,000 and $581,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2023, respectively. Income of $420,000 and $785,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2022, respectively. At March 31, 2023 and September 30, 2022, the swaps totaled $3.1 million and $3.7 million, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,198,211 shares remain available for repurchase as of March 31, 2023. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2023.

Consolidated working capital of the Company was $223.8 million at March 31, 2023, compared to $217.2 million at September 30, 2022.  Cash and cash equivalents were $41.9 million at March 31, 2023, compared to $69.0 million at September 30, 2022.  The Company's current ratio was 1.6 at March 31, 2023 and 1.5 at September 30, 2022, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at March 31, 2023, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2023 Remainder	2024 to 2025	2026 to 2027	After 2027
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$452,471	$—	$451,501	$—	$970
2025 Senior Notes	345,481	7,875	31,500	306,106	—
Finance lease obligations (1)	6,871	1,151	2,771	1,674	1,275
Non-cancelable operating leases (1)	82,856	12,862	42,280	21,127	6,587
Other (2)	38,741	8,431	15,892	5,963	8,455
Total contractual cash obligations	$926,420	$30,319	$543,944	$334,870	$17,287
(1) Lease obligations have not been discounted to their present value.
(2) Includes future expected acquisition related payments (see Acquisitions below).

Benefit payments under the Company's postretirement benefit plan are made from the Company's operating funds.

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24.2 million to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1.3 million, which has been presented as a component of other income (deductions), net for the six months ended March 31, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP. During the second quarter of fiscal 2023, the remaining funds held in a rabbi trust associated with the SERP were transferred to the Company. Consequently, these amounts are no longer classified as restricted cash.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of March 31, 2023, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The significant factors (excluding acquisitions) influencing sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. The Industrial Technologies segment received over $200 million of new orders during the fiscal 2023 first quarter for its energy storage solutions business. The orders have been received from multiple EV, fuel cell, and battery manufacturers and are expected to impact the segment’s sales through mid-fiscal 2024. For the Memorialization segment, sales growth will be influenced by North America death rates, and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of the Company’s businesses, particularly the Industrial Technologies and SGK Brand Solutions segments, currency fluctuations can also be a significant factor.

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

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2023 (January 1, 2023) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 9%. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2023. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,198,211 shares remain available for repurchase as of March 31, 2023.

The following table shows the monthly fiscal 2023 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2022	—	$—	—	1,294,842
November 2022	88,042	27.54	88,042	1,206,800
December 2022	983	27.54	983	1,205,817
January 2023	—	—	—	1,205,817
February 2023	549	37.09	549	1,205,268
March 2023	7,057	37.79	7,057	1,198,211
Total	96,631	$28.34	96,631

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Restated By-laws of Matthews International Corporation, as amended January 8, 2021*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on January 14, 2021
	10.1	Matthews International Corporation Amended and Restated 2019 Director Fee Plan	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 17, 2023
	10.2	Fourth Amendment to Third Amended and Restated Loan Agreement	Filed herewith
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	April 28, 2023	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	April 28, 2023	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary