Form 10-Q
period 2023-06-30
MATTHEWS INTERNATIONAL CORP
filed 2023-07-28
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
Yes ☐ No ☒

As of June 30, 2023, shares of common stock outstanding were: Class A Common Stock 30,467,662 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2023		September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents		$39,295		$69,016
Accounts receivable, net		188,262		221,015
Inventories, net		268,599		225,440
Restricted cash, current		—		2,398
Contract assets		45,636		48,210
Other current assets		77,758		62,537
Total current assets		619,550		628,616

Investments		25,228		25,976
Property, plant and equipment, net		273,572		256,065
Operating lease right-of-use assets		74,846		71,974
Deferred income taxes		2,684		3,610
Goodwill		702,916		675,421
Other intangible assets, net		174,954		202,154
Other assets		10,441		18,955

Total assets		$1,884,191		$1,882,771

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$2,941		$3,277
Current portion of operating lease liabilities		24,152		22,869
Trade accounts payable		111,723		121,359
Accrued compensation		49,089		58,272
Accrued income taxes		3,872		9,277
Contract liabilities		38,404		31,871
Other current liabilities		149,890		164,450
Total current liabilities		380,071		411,375

Long-term debt		772,056		795,291
Operating lease liabilities		53,076		51,445
Deferred income taxes		92,284		92,589
Other liabilities		64,883		44,995
Total liabilities		1,362,370		1,395,695

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	164,640		160,255
Retained earnings	704,366		706,749
Accumulated other comprehensive loss	(163,856)		(190,191)
Treasury stock, at cost	(219,263)		(225,795)
Total shareholders' equity-Matthews		522,221		487,352
Noncontrolling interests		(400)		(276)
Total shareholders' equity		521,821		487,076

Total liabilities and shareholders' equity		$1,884,191		$1,882,771

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Sales	$471,908	$421,719	$1,400,728	$1,305,276
Cost of sales	(333,603)	(300,854)	(973,870)	(928,255)

Gross profit	138,305	120,865	426,858	377,021

Selling expense	(36,345)	(32,157)	(104,323)	(96,281)
Administrative expense	(69,796)	(65,941)	(229,233)	(206,329)
Intangible amortization	(10,640)	(11,804)	(31,499)	(45,303)

Operating profit	21,524	10,963	61,803	29,108

Interest expense	(10,924)	(6,659)	(33,186)	(19,426)
Other income (deductions), net	(2,487)	(389)	(3,038)	(30,864)

Income (loss) before income taxes	8,113	3,915	25,579	(21,182)

Income tax benefit (provision)	558	(1,040)	(4,136)	2,311

Net income (loss)	8,671	2,875	21,443	(18,871)

Net loss attributable to noncontrolling interests	67	18	125	56

Net income (loss) attributable to Matthews shareholders	$8,738	$2,893	$21,568	$(18,815)

Earnings (loss) per share attributable to Matthews shareholders:
Basic	$0.28	$0.09	$0.70	$(0.60)

Diluted	$0.28	$0.09	$0.69	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2023	2022	2023	2022	2023	2022

Net income (loss):	$8,738	$2,893	$(67)	$(18)	$8,671	$2,875
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	923	(19,293)	(31)	15	892	(19,278)
Pension plans and other postretirement benefits	(210)	17	—	—	(210)	17
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	2,745	1,223	—	—	2,745	1,223
Net amount reclassified to earnings	(238)	353	—	—	(238)	353
Net change in unrecognized gain on cash flow hedges	2,507	1,576	—	—	2,507	1,576
OCI, net of tax	3,220	(17,700)	(31)	15	3,189	(17,685)
Comprehensive income (loss)	$11,958	$(14,807)	$(98)	$(3)	$11,860	$(14,810)

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2023	2022	2023	2022	2023	2022

Net income (loss):	$21,568	$(18,815)	$(125)	$(56)	$21,443	$(18,871)
OCI, net of tax:
Foreign currency translation adjustment	25,915	(27,463)	(32)	23	25,883	(27,440)
Pension plans and other postretirement benefits	559	34,123	—	—	559	34,123
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	1,367	5,636	—	—	1,367	5,636
Net amount reclassified to earnings	(1,506)	1,513	—	—	(1,506)	1,513
Net change in unrecognized (loss) gain on cash flow hedges	(139)	7,149	—	—	(139)	7,149
OCI, net of tax	26,335	13,809	(32)	23	26,303	13,832
Comprehensive income (loss)	$47,903	$(5,006)	$(157)	$(33)	$47,746	$(5,039)
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and nine months ended June 30, 2023 and 2022 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	3,703	—	—	(56)	3,647
Minimum pension liability	—	—	—	945	—	—	945
Translation adjustment	—	—	—	20,560	—	4	20,564
Fair value of cash flow hedges	—	—	—	(404)	—	—	(404)
Total comprehensive income							24,752
Stock-based compensation	—	4,334	—	—	—	—	4,334
Purchase of 89,025 shares of treasury stock	—	—	—	—	(2,451)	—	(2,451)
Issuance of 245,006 shares of treasury stock	—	(9,154)	—	—	9,154	—	—
Cancellations of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(8,794)	—	—	—	(8,794)
Balance, December 31, 2022	$36,334	$157,393	$701,658	$(169,090)	$(221,050)	$(328)	$504,917
Net income (loss)	—	—	9,127	—	—	(2)	9,125
Minimum pension liability	—	—	—	(176)	—	—	(176)
Translation adjustment	—	—	—	4,432	—	(5)	4,427
Fair value of cash flow hedges	—	—	—	(2,242)	—	—	(2,242)
Total comprehensive income							11,134
Stock-based compensation	—	4,278	—	—	—	—	4,278
Purchase of 7,606 shares of treasury stock	—	—	—	—	(288)	—	(288)
Issuance of 46,069 shares of treasury stock	—	(1,723)	—	—	1,723	—	—
Dividends	—	—	(7,683)	—	—	—	(7,683)
Transactions with noncontrolling interests	—	—	—	—	—	33	33
Balance, March 31, 2023	$36,334	$159,948	$703,102	$(167,076)	$(219,615)	$(302)	$512,391
Net income (loss)	—	—	8,738	—	—	(67)	8,671
Minimum pension liability	—	—	—	(210)	—	—	(210)
Translation adjustment	—	—	—	923	—	(31)	892
Fair value of cash flow hedges	—	—	—	2,507	—	—	2,507
Total comprehensive income							11,860
Stock-based compensation	—	5,023	—	—	—	—	5,023
Purchase of 2,068 shares of treasury stock	—	—	—	—	(79)	—	(79)
Issuance of 11,562 shares of treasury stock	—	(331)	—	—	431	—	100
Dividends	—	—	(7,474)	—	—	—	(7,474)
Balance, June 30, 2023	$36,334	$164,640	$704,366	$(163,856)	$(219,263)	$(400)	$521,821

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and nine months ended June 30, 2023 and 2022 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(19,803)	—	—	(7)	(19,810)
Minimum pension liability	—	—	—	34,133	—	—	34,133
Translation adjustment	—	—	—	(1,989)	—	4	(1,985)
Fair value of cash flow hedges	—	—	—	1,481	—	—	1,481
Total comprehensive income							13,819
Stock-based compensation	—	3,709	—	—	—	—	3,709
Purchase of 62,746 shares of treasury stock	—	—	—	—	(2,435)	—	(2,435)
Issuance of 174,107 shares of treasury stock	—	(6,859)	—	—	6,859	—	—
Cancellations of 31,057 shares of treasury stock	—	2,091	—	—	(2,091)	—	—
Dividends	—	—	(6,824)	—	—	—	(6,824)
Balance, December 31, 2021	$36,334	$148,425	$807,581	$(159,114)	$(188,406)	$(148)	$644,672
Net loss	—	—	(1,905)	—	—	(31)	(1,936)
Minimum pension liability	—	—	—	(27)	—	—	(27)
Translation adjustment	—	—	—	(6,181)	—	4	(6,177)
Fair value of cash flow hedges	—	—	—	4,092	—	—	4,092
Total comprehensive loss							(4,048)
Stock-based compensation	—	5,222	—	—	—	—	5,222
Purchase of 289,184 shares of treasury stock	—	—	—	—	(9,703)	—	(9,703)
Issuance of 45,096 shares of treasury stock	—	(1,761)	—	—	1,761	—	—
Cancellations of 80 shares of treasury stock	—	5	—	—	(5)	—	—
Dividends	—	—	(7,128)	—	—	—	(7,128)
Balance, March 31, 2022	$36,334	$151,891	$798,548	$(161,230)	$(196,353)	$(175)	$629,015
Net income (loss)	—	—	2,893	—	—	(18)	2,875
Minimum pension liability	—	—	—	17	—	—	17
Translation adjustment	—	—	—	(19,293)	—	15	(19,278)
Fair value of cash flow hedges	—	—	—	1,576	—	—	1,576
Total comprehensive loss							(14,810)
Stock-based compensation	—	5,197	—	—	—	—	5,197
Purchase of 704,531 shares of treasury stock	—	—	—	—	(21,848)	—	(21,848)
Issuance of 3,830 shares of treasury stock	—	(146)	—	—	146	—	—
Dividends	—	—	(6,860)	—	—	—	(6,860)
Divestiture	—	—	—	—	—	(91)	(91)
Balance, June 30, 2022	$36,334	$156,942	$794,581	$(178,930)	$(218,055)	$(269)	$590,603

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$21,443	$(18,871)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	71,813	80,163
Stock-based compensation expense	13,635	14,128
Deferred tax provision (benefit)	680	(2,712)
Loss (gain) on sale of assets, net	594	(514)
Asset write-downs	—	10,017
Defined benefit plan settlement losses	1,271	30,856
Defined benefit plan settlement payments	(24,242)	(35,706)
Proceeds from the settlement of cash flow hedges	10,474	—
Changes in working capital items	(16,131)	(8,393)
Decrease in other assets	4,313	14,923
Decrease in other liabilities	(4,748)	(9,131)
Other operating activities, net	(2,196)	9,607

Net cash provided by operating activities	76,906	84,367

Cash flows from investing activities:
Capital expenditures	(37,107)	(40,597)
Acquisitions, net of cash acquired	(15,341)	—
Proceeds from sale of investments	—	3,127
Purchases of investments	(1,536)	(2,198)
Other investing activities, net	267	739

Net cash used in investing activities	(53,717)	(38,929)

Cash flows from financing activities:
Proceeds from long-term debt	612,052	565,408
Payments on long-term debt	(643,494)	(551,645)
Purchases of treasury stock	(2,818)	(33,986)
Dividends	(21,184)	(20,812)
Acquisition holdback and contingent consideration payments	—	(613)
Other financing activities	(913)	(2,128)

Net cash used in financing activities	(56,357)	(43,776)

Effect of exchange rate changes on cash	1,049	(3,862)

Net change in cash, cash equivalents and restricted cash	(32,119)	(2,200)
Cash, cash equivalents and restricted cash at beginning of year	71,414	68,343
Cash, cash equivalents and restricted cash at end of period	$39,295	$66,143

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of June 30, 2023 and September 30, 2022, the Company had net monetary assets related to its Turkish subsidiaries of $5,387 and $5,022, respectively. For the three and nine months ended June 30, 2023, exchange losses related to highly inflationary accounting totaled $1,826 and $3,074, respectively, and were included in the Consolidated Statements of Income within other income (deductions), net. For the three and nine months ended June 30, 2022, exchange losses related to highly inflationary accounting totaled $1,245 and were included in the Consolidated Statements of Income within other income (deductions), net.

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

Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2023 and 2022 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$197,309	$191,495	$43,924	$39,736	$63,000	$68,008	$304,233	$299,239
Central and South America	—	—	—	—	1,342	1,472	1,342	1,472
Europe	8,468	9,175	84,577	37,119	51,532	54,046	144,577	100,340
Australia	2,951	2,488	—	—	2,020	2,797	4,971	5,285
Asia	—	—	2,032	1,588	14,753	13,795	16,785	15,383
Total Sales	$208,728	$203,158	$130,533	$78,443	$132,647	$140,118	$471,908	$421,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$604,386	$593,901	$121,900	$110,869	$192,904	$211,278	$919,190	$916,048
Central and South America	—	—	—	—	3,674	3,615	3,674	3,615
Europe	25,293	32,613	237,847	115,285	152,990	175,900	416,130	323,798
Australia	8,440	7,354	—	—	6,535	8,352	14,975	15,706
Asia	—	—	5,443	4,774	41,316	41,335	46,759	46,109
Total Sales	$638,119	$633,868	$365,190	$230,928	$397,419	$440,480	$1,400,728	$1,305,276

Revenue from products or services provided to customers over time accounted for approximately 17% and 13% of revenue for the three months ended June 30, 2023 and 2022, respectively, and 14% and 11% of revenue for the nine months ended June 30, 2023 and 2022, respectively.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2023				September 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,734	$—	$1,734	$—	$14,421	$—	$14,421
Equity and fixed income mutual funds	—	693	—	693	—	—	—	—
Life insurance policies	—	5,234	—	5,234	—	4,439	—	4,439
Total assets at fair value	$—	$7,661	$—	$7,661	$—	$18,860	$—	$18,860

Liabilities:
Derivatives (1)	$—	$4,931	$—	$4,931	$—	$—	$—	$—
Total liabilities at fair value	$—	$4,931	$—	$4,931	$—	$—	$—	$—
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at June 30, 2023 and September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2023	September 30, 2022
Raw materials	$69,674	$52,586
Work in process	118,968	94,804
Finished goods	79,957	78,050
	$268,599	$225,440

Note 6.     Investments

Non-current investments consisted of the following:

	June 30, 2023	September 30, 2022
Equity and fixed income mutual funds	$693	$—
Life insurance policies	5,234	4,439
Equity-method investments	326	2,729
Other (primarily cost-method) investments	18,975	18,808
	$25,228	$25,976

During the second quarter of fiscal 2023, the Company purchased the remaining ownership interest in a small Industrial Technologies business, which was previously held as an equity-method investment. See Note 15, "Acquisitions."

Note 7.   Debt and Financing Arrangements

Long-term debt at June 30, 2023 and September 30, 2022 consisted of the following:

	June 30, 2023	September 30, 2022
Revolving credit facilities	$452,691	$480,107
2025 Senior Notes	298,365	297,961
Other borrowings	17,345	13,434
Finance lease obligations	6,596	7,066
Total debt	774,997	798,568
Less current maturities	(2,941)	(3,277)
Long-term debt	$772,056	$795,291

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. In March 2023, an amendment to the domestic credit facility implemented SOFR as the replacement of LIBOR as the benchmark interest rate under the facility. The Company accounted for the change in reference rate as a non-substantial modification. Borrowings under the revolving credit facility now bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at June 30, 2023) based on the Company's secured leverage ratio. Previously, borrowings under the revolving credit facility bore interest at LIBOR plus a factor ranging from 0.75% to 2.00% based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1,065 and $1,522 at June 30, 2023 and September 30, 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2023 and September 30, 2022 were $450,329 and $472,057, respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at June 30, 2023 and 2022 was 5.59% and 1.92%, respectively.

The Company has $299,625 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1,260 and $1,664 at June 30, 2023 and September 30, 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2023 and September 30, 2022, the amount sold to the Purchasers was $113,200 and $96,590, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $48,501 and $44,262 as of June 30, 2023 and September 30, 2022, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Gross receivables sold	$301,045	$247,221
Cash collections reinvested	(284,435)	(147,220)
Net cash proceeds received	$16,610	$100,001

During the second quarter of fiscal 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $36,045 during the nine months ended June 30, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of June 30, 2023, the amount of factored receivables that remained outstanding was $15,714.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10,886). The facility also provides €16.0 million ($17,418) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €2.2 million ($2,362) and €8.2 million ($8,050) at June 30, 2023 and September 30, 2022, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 5.65% and 2.25% at June 30, 2023 and 2022, respectively.

Other borrowings totaled $17,345 and $13,434 at June 30, 2023 and September 30, 2022, respectively. The weighted-average interest rate on all other borrowings was 2.44% and 1.90% at June 30, 2023 and 2022, respectively.

As of June 30, 2023 and September 30, 2022, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2023.

Note 8.   Derivatives and Hedging Instruments

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At June 30, 2023 and September 30, 2022, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	June 30, 2023		September 30, 2022
	Interest Rate Swaps	Cross- Currency Swaps	Interest Rate Swaps	Cross- Currency Swaps
Current assets:
Other current assets	$365	$—	$3,358	$—
Long-term assets:
Other assets	1,369	—	7,341	3,722
Current liabilities:
Other current liabilities	(127)	—	—	—
Long-term liabilities:
Other liabilities	(436)	(4,368)	—	—
Total derivatives	$1,171	$(4,368)	$10,699	$3,722

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2023	September 30, 2022
Notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.4	3.1
Weighted-average received rate	5.14%	3.14%
Weighted-average pay rate	3.83%	1.04%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Instruments (continued)

The fair value of the interest rate swaps reflected a net unrealized gain of $1,171 ($876 after tax) at June 30, 2023 and an unrealized gain of $10,699 ($7,937 after tax) at September 30, 2022, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $9,263 ($6,922 after tax) related to the terminated LIBOR-based swaps were also included in AOCI as of June 30, 2023. Assuming market rates remain constant with the rates at June 30, 2023, a gain (net of tax) of approximately $3,550 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392, as of June 30, 2023 and September 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $3,265 (net of income taxes of $1,103) and a gain of $2,782 (net of income taxes of $940), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2023 and September 30, 2022, respectively. Income of $284 and $866, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2023, respectively. Income of $428 and $1,213, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2022, respectively. At June 30, 2023 and September 30, 2022, the swaps totaled $4,368 and $3,722, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

Refer to Note 12, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At June 30, 2023, 493,758 shares have been issued under the 2017 Equity Incentive Plan. 1,041,615 time-based restricted share units, 1,313,162 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,801,197 of these share-based awards are outstanding as of June 30, 2023.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended June 30, 2023 and 2022, stock-based compensation cost totaled $5,023 and $5,197, respectively. For the nine-month periods ended June 30, 2023 and 2022, stock-based compensation cost totaled $13,635 and $14,128, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,249 and $1,282 for the three-month periods ended June 30, 2023 and 2022, respectively, and $2,856 and $2,970 for the nine-month periods ended June 30, 2023 and 2022, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

The transactions for restricted shares and restricted share units for the nine months ended June 30, 2023 were as follows:

	Shares /Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2022	1,459,233	$33.78
Granted	618,050	27.69
Vested	(208,408)	34.95
Expired or forfeited	(142,678)	40.66
Non-vested at June 30, 2023	1,726,197	$30.89

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

As of June 30, 2023, the total unrecognized compensation cost related to all unvested stock-based awards was $21,695 and is expected to be recognized over a weighted average period of 2.1 years.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2023, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2023 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other liabilities.  A total of 45,005 shares and share units had been deferred under the Director Fee Plans as of June 30, 2023.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2023.  As of June 30, 2023, 336,127 restricted shares and restricted share units have been granted under the Director Fee Plans, 162,898 of which were issued under the 2019 Director Fee Plan.  60,057 restricted share units are unvested at June 30, 2023 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to Matthews shareholders	$8,738	$2,893	$21,568	$(18,815)
Weighted-average shares outstanding (in thousands):
Basic shares	30,795	31,244	30,758	31,531
Effect of dilutive securities	449	308	371	—
Diluted shares	31,244	31,552	31,129	31,531

Dividends declared per common share	$0.23	$0.22	$0.69	$0.66
Anti-dilutive securities excluded from the dilution calculation were insignificant for the three and nine months ended June 30, 2023, and the three months ended June 30, 2022. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2023	2022	2023	2022

Service cost	$31	$4	$19	$42
Interest cost *	106	48	161	102
Expected return on plan assets *	—	—	—	—
Amortization:
Prior service credit	—	(66)	(92)	(91)
Net actuarial loss *	(5)	88	(177)	—
Net benefit cost	$132	$74	$(89)	$53

	Nine months ended June 30,
	Pension		Other Postretirement
	2023	2022	2023	2022

Service cost	$119	$389	$57	$124
Interest cost *	354	1,086	483	308
Expected return on plan assets *	—	(1,042)	—	—
Amortization:
Prior service credit	—	(85)	(274)	(273)
Net actuarial loss *	(21)	380	(531)	—
Settlement losses *	1,271	30,856	—	—
Net benefit cost	$1,723	$31,584	$(265)	$159
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Pension and Other Postretirement Benefit Plans (continued)

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24,242 to fully settle the supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1,271, which has been presented as a component of other income (deductions), net for the nine months ended June 30, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP. During the second quarter of fiscal 2023, the remaining funds held in a rabbi trust associated with the SERP were transferred to the Company. Consequently, these amounts are no longer classified as restricted cash.

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

Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2023 and 2022 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2023	$5,951		$(178,318)	$5,291		$(167,076)
OCI before reclassification	(5)		1,135	2,745		3,875
Amounts reclassified from AOCI	(205)	(a)	(212)	(238)	(b)	(655)
Net current-period OCI	(210)		923	2,507		3,220
Balance, June 30, 2023	$5,741		$(177,395)	$7,798		$(163,856)
Attributable to noncontrolling interest:
Balance, March 31, 2023	$—		$254	$—		$254
OCI before reclassification	—		(31)	—		(31)
Net current-period OCI	—		(31)	—		(31)
Balance, June 30, 2023	$—		$223	$—		$223

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2022	$(1,824)		$(163,421)	$4,015		$(161,230)
OCI before reclassification	69		(18,970)	1,223		(17,678)
Amounts reclassified from AOCI	(52)	(a)	(323)	353	(b)	(22)
Net current-period OCI	17		(19,293)	1,576		(17,700)
Balance, June 30, 2022	$(1,807)		$(182,714)	$5,591		$(178,930)
Attributable to noncontrolling interest:
Balance, March 31, 2022	$—		$249	$—		$249
OCI before reclassification	—		15	—		15
Net current-period OCI	—		15	—		15
Balance, June 30, 2022	$—		$264	$—		$264
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2023 and 2022 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	226		26,561	1,367		28,154
Amounts reclassified from AOCI	333	(a)	(646)	(1,506)	(b)	(1,819)
Net current-period OCI	559		25,915	(139)		26,335
Balance, June 30, 2023	$5,741		$(177,395)	$7,798		$(163,856)
Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		(32)	—		(32)
Net current-period OCI	—		(32)	—		(32)
Balance, June 30, 2023	$—		$223	$—		$223

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)	$(1,558)		$(192,739)
OCI before reclassification	10,810		(26,547)	5,636		(10,101)
Amounts reclassified from AOCI	23,313	(a)	(916)	1,513	(b)	23,910
Net current-period OCI	34,123		(27,463)	7,149		13,809
Balance, June 30, 2022	$(1,807)		$(182,714)	$5,591		$(178,930)
Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241	$—		$241
OCI before reclassification	—		23	—		23
Net current-period OCI	—		23	—		23
Balance, June 30, 2022	$—		$264	$—		$264
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2023 and 2022 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$92	$274
Actuarial losses	182	552	Other income (deductions), net
Settlement loss	—	(1,271)	Other income (deductions), net
	274	(445)	Income before income tax (b)
	(69)	112	Income taxes
	$205	$(333)	Net income
Derivatives
Cash flow hedges	$317	$2,014	Interest expense
Net investment hedges	284	866	Interest expense
	601	2,880	Income before income tax (b)
	(151)	(728)	Income taxes
	$450	$2,152	Net income

Details about AOCI Components	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$157	$358
Actuarial losses	(88)	(380)	Other income (deductions), net
Settlement losses	—	(30,856)	Other income (deductions), net
	69	(30,878)	Income before income tax (b)
	(17)	7,565	Income taxes
	$52	$(23,313)	Net income
Derivatives
Cash flow hedges	$(470)	$(2,006)	Interest expense
Net investment hedges	428	1,213	Interest expense
	(42)	(793)	Income before income tax (b)
	12	196	Income taxes
	$(30)	$(597)	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2023 were an expense of $4,136, compared to a benefit of $2,311 for the first nine months of fiscal 2022. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2023 compared to the same period for fiscal 2022 primarily resulted from consolidated pre-tax income in fiscal 2023 compared to a pre-tax loss in fiscal 2022. The Company’s fiscal 2023 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses. The Company’s fiscal 2022 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,582 and $4,123 on June 30, 2023 and September 30, 2022, respectively, which would impact the annual effective rate at June 30, 2023 and September 30, 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $3,213 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $959 and $876 at June 30, 2023 and September 30, 2022, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2023, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019 and forward
United States – State	2018 and forward
Canada	2019 and forward
Germany	2019 and forward
United Kingdom	2021 and forward
Singapore	2018 and forward
Australia	2018 and forward

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Sales:
Memorialization	$208,728	$203,158	$638,119	$633,868
Industrial Technologies	130,533	78,443	365,190	230,928
SGK Brand Solutions	132,647	140,118	397,419	440,480
Consolidated Sales	$471,908	$421,719	$1,400,728	$1,305,276

Adjusted EBITDA:
Memorialization	$39,929	$32,090	$127,096	$118,404
Industrial Technologies	15,041	11,809	42,808	33,377
SGK Brand Solutions	16,364	14,546	39,616	43,422
Corporate and Non-Operating	(15,146)	(12,421)	(45,594)	(40,656)
Total Adjusted EBITDA	$56,188	$46,024	$163,926	$154,547

Acquisition and divestiture costs (1)**	(308)	(951)	(4,445)	(951)
Strategic initiatives and other charges (2)**	(4,694)	(6,339)	(7,734)	(16,912)
Non-recurring / incremental coronavirus disease 2019 ("COVID-19") costs (3)***	—	(301)	—	(2,204)
Highly inflationary accounting losses (primarily non-cash) (4)	(1,826)	—	(3,074)	—
Defined benefit plan termination related items (5)	—	63	(21)	(284)
Asset write-downs (6)	—	469	—	(10,017)
Stock-based compensation	(5,023)	(5,197)	(13,635)	(14,128)
Non-service pension and postretirement expense (7)	(85)	(238)	(1,556)	(31,588)
Depreciation and amortization *	(23,936)	(22,938)	(71,813)	(80,163)
Interest expense, including RPA and factoring financing fees (8)	(12,136)	(6,659)	(35,944)	(19,426)
Net loss attributable to noncontrolling interests	(67)	(18)	(125)	(56)
Income (loss) before income taxes	8,113	3,915	25,579	(21,182)
Income tax benefit (provision)	558	(1,040)	(4,136)	2,311
Net income (loss)	$8,671	$2,875	$21,443	$(18,871)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

(1) Includes certain non-recurring costs associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels and costs associated with global ERP system integration efforts, net of loss recoveries of $2,154 related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(3) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(4) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries (see Note 2, "Basis of Presentation").
(5) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(6) Represents asset write-downs within the SGK Brand Solutions segment (see Note 17, "Asset Write-Downs").
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

(8) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,212 and $2,758 for the three and nine months ended June 30, 2023, respectively.
* Depreciation and amortization was $5,807 and $5,835 for the Memorialization segment, $5,815 and $2,459 for the Industrial Technologies segment, $11,164 and $13,334 for the SGK Brand Solutions segment, and $1,150 and $1,310 for Corporate and Non-Operating, for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization was $17,092 and $17,448 for the Memorialization segment, $17,584 and $7,643 for the Industrial Technologies segment, $33,543 and $51,119 for the SGK Brand Solutions segment, and $3,594 and $3,953 for Corporate and Non-Operating, for the nine months ended June 30, 2023 and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $270 and $902 for the Memorialization segment, $120 and $1,183 for the Industrial Technologies segment, $3,897 and $1,970 for the SGK Brand Solutions segment, $715 and $3,235 for Corporate and Non-Operating, for the three months ended June 30, 2023 and 2022, respectively. Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $981 and $2,090 for the Memorialization segment, $3,494 and $1,376 for the Industrial Technologies segment, $7,028 and $7,673 for the SGK Brand Solutions segment, $676 and $6,724 for Corporate and Non-Operating, for the nine months ended June 30, 2023 and 2022, respectively.
*** Non-recurring/incremental COVID-19 costs were $225 for the Memorialization segment, $1 for the Industrial Technologies segment, $74 for the SGK Brand Solutions segment, and $1 for Corporate and Non-Operating, for the three months ended June 30, 2022. Non-recurring/incremental COVID-19 costs were $1,268 for the Memorialization segment, $6 for the Industrial Technologies segment, $464 for the SGK Brand Solutions segment, and $466 for Corporate and Non-Operating, for the nine months ended June 30, 2022.

Note 15. Acquisitions

Fiscal 2023:

In March 2023, the Company purchased the remaining ownership interest in a non-consolidated Industrial Technologies subsidiary for $4,759 (net of cash acquired and holdbacks). The preliminary purchase price allocation was not finalized as of June 30, 2023 and remains subject to change as the Company obtains additional information related to working capital and other assets and liabilities.

In February 2023, the Company acquired Eagle Granite Company ("Eagle") within the Memorialization segment for a total purchase price of $18,384, consisting of cash of $8,650 (net of cash acquired) and a deferred purchase price amount of $9,734, which is scheduled to be paid to the seller two years from the acquisition date. In addition, the Company recorded a liability of approximately $1,030 for potential future contingent consideration related to certain earnout provisions, which, if owed, is scheduled to be paid to the seller four years from the acquisition date. Eagle serves cemeteries and monument companies with a full complement of granite memorialization products. The preliminary purchase price allocation was not finalized as of June 30, 2023 and remains subject to change as the Company obtains additional information related to working capital, intangible assets, and other assets and liabilities.

During the first fiscal quarter of 2023, the Company completed small acquisitions within the SGK Brand Solutions segment for a combined purchase price of $1,932 (net of cash acquired and holdbacks). The preliminary purchase price allocations were not finalized as of June 30, 2023 and remain subject to change as the Company obtains additional information related to working capital and other assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 15. Acquisitions (continued)

Fiscal 2022:

In August 2022, the Company acquired German-based engineering firms OLBRICH and R+S Automotive for a purchase price of approximately €43,700 ($44,469) (net of cash acquired) within the Industrial Technologies segment. OLBRICH is a production and intelligent equipment manufacturer, specializing in purpose-built rotary processing equipment, including equipment used in the manufacturing of dry and wet electrodes for lithium-ion batteries used in electric vehicles and components for hydrogen fuel cells and electrolyzers, with additional strong positions in Specialty & Pharma, Packaging and Home & Décor. R+S Automotive is a specialty engineering services provider of automation, plant and tooling concepts for automotive manufacturing companies around the world. Annual sales for these businesses were approximately $140,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of June 30, 2023 and remains subject to change as the Company obtains additional information related to other assets and liabilities.

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2022	$361,782	$107,022	$206,617	$675,421
Additions during period	2,682	6,756	1,924	11,362
Translation and other adjustments	2,739	795	12,599	16,133
Net goodwill at June 30, 2023	$367,203	$114,573	$221,140	$702,916

The net goodwill balances at June 30, 2023 and September 30, 2022 included $261,186 of accumulated impairment losses. Accumulated impairment losses at June 30, 2023 and September 30, 2022 were $5,000, $23,946 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)
The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2023 and September 30, 2022, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2023:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,756	(121,514)	30,242
Customer relationships	382,648	(274,676)	107,972
Copyrights/patents/other	22,483	(16,283)	6,200
	$587,427	$(412,473)	$174,954
September 30, 2022:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	150,528	(117,572)	32,956
Customer relationships	380,593	(248,464)	132,129
Copyrights/patents/other	20,878	(14,349)	6,529
	$582,539	$(380,385)	$202,154
The net change in intangible assets during the nine months ended June 30, 2023 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to the Eagle acquisition.

Amortization expense on intangible assets was $10,640 and $11,804 for the three-month periods ended June 30, 2023 and 2022, respectively. Amortization expense on intangible assets was $31,499 and $45,303 for the nine-month periods ended June 30, 2023 and 2022, respectively. Amortization expense is estimated to be $10,643 for the remainder of fiscal 2023, $39,963 in 2024, $16,393 in 2025, $14,457 in 2026 and $13,386 in 2027.

Note 17.   Asset Write-Downs

The Company has certain operations in Russia within its SGK Brand Solutions segment. During fiscal 2022, in light of the war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10,017 (net of recoveries) during fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9,686 and $331 were reported within cost of sales and administrative expense, respectively, for the nine months ended June 30, 2022.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2023 and 2022. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Sales:	(Dollar amounts in thousands)
Memorialization	$208,728	$203,158	$638,119	$633,868
Industrial Technologies	130,533	78,443	365,190	230,928
SGK Brand Solutions	132,647	140,118	397,419	440,480
Consolidated Sales	$471,908	$421,719	$1,400,728	$1,305,276

Adjusted EBITDA:
Memorialization	$39,929	$32,090	$127,096	$118,404
Industrial Technologies	15,041	11,809	42,808	33,377
SGK Brand Solutions	16,364	14,546	39,616	43,422
Corporate and Non-Operating	(15,146)	(12,421)	(45,594)	(40,656)
Total Adjusted EBITDA (1)	$56,188	$46,024	$163,926	$154,547
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2023 were $1.40 billion, compared to $1.31 billion for the nine months ended June 30, 2022, representing an increase of $95.5 million.  The increase in fiscal 2023 sales reflected higher sales in the Industrial Technologies and Memorialization segments, partially offset by lower sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $28.6 million on fiscal 2023 sales compared to the prior year.

Memorialization segment sales for the first nine months of fiscal 2023 were $638.1 million, compared to $633.9 million for the first nine months of fiscal 2022. The sales increase reflected improved price realization, higher sales of granite memorial products, mausoleums and cremation equipment in the U.S., and benefits from the recent acquisition of Eagle Granite Company (see Acquisitions below). These increases were partially offset by lower unit sales of caskets and bronze memorial products, reflecting a decrease in coronavirus disease 2019 ("COVID-19") related deaths in fiscal 2023. Changes in foreign currency exchange rates had an unfavorable impact of $2.3 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $365.2 million for the first nine months of fiscal 2023, compared to $230.9 million for the first nine months of fiscal 2022. The sales increase primarily reflected the impact of the fiscal 2022 acquisitions of OLBRICH GmbH ("OLBRICH") and R+S Automotive GmbH ("R+S Automotive") (see Acquisitions below). The increase in sales also reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), higher product identification sales, and increased sales of warehouse automation solutions. Changes in foreign currency exchange rates had an unfavorable impact of $8.5 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first nine months of fiscal 2023 were $397.4 million, compared to $440.5 million for the first nine months of fiscal 2022.  Changes in foreign currency exchange rates had an unfavorable impact of $17.9 million on the segment's sales compared to the prior year. The decrease in sales also reflected lower brand sales in Europe, a decline in sales of cylinder (packaging) products in Europe, and lower U.S. and European retail-based sales. These decreases were partially offset by improved price realization.

Gross profit for the nine months ended June 30, 2023 was $426.9 million, compared to $377.0 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 30.5% and 28.9% for the first nine months of fiscal 2023 and fiscal 2022, respectively.  The increase in gross profit primarily reflected the impact of higher sales (including benefits from

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

recent acquisitions), and benefits from the realization of productivity improvements and other cost-reduction initiatives. These increases in gross profit were partially offset by the impact of higher material and labor costs, and lower margins on cylinder (packaging) products. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $6.1 million and $8.3 million for the nine months ended June 30, 2023 and 2022, respectively. Fiscal 2022 gross profit included $9.7 million of asset write-downs related to the war between Russia and Ukraine (see below for further details).

Selling and administrative expenses for the nine months ended June 30, 2023 were $333.6 million, compared to $302.6 million for the first nine months of fiscal 2022.  Consolidated selling and administrative expenses, as a percent of sales, were 23.8% for the nine months ended June 30, 2023, compared to 23.2% for the same period last year.  Fiscal 2023 selling and administrative expenses reflected the impact of higher salaries and wage rates, higher travel and entertainment ("T&E") costs, additional expenses from recently completed acquisitions, and fees associated with a receivables purchase agreement and factoring arrangement (see Liquidity and Capital Resources below). These increases in selling and administrative expenses were partially offset by benefits from ongoing cost-reduction initiatives. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $10.8 million in fiscal 2023, compared to $11.0 million in fiscal 2022. Intangible amortization for the nine months ended June 30, 2023 was $31.5 million, compared to $45.3 million for the nine months ended June 30, 2022. Fiscal 2022 intangible amortization included $9.5 million of amortization related to certain trade names that have been discontinued.

Adjusted EBITDA was $163.9 million for the nine months ended June 30, 2023 and $154.5 million for the nine months ended June 30, 2022. Memorialization segment adjusted EBITDA was $127.1 million for the first nine months of fiscal 2023 compared to $118.4 million for the first nine months of fiscal 2022. The increase in segment adjusted EBITDA reflected the impact of higher sales and benefits from productivity initiatives, which were partially offset by the impact of higher material, labor and T&E costs. Adjusted EBITDA for the Industrial Technologies segment was $42.8 million for the nine months ended June 30, 2023 compared to $33.4 million for the nine months ended June 30, 2022. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales of engineered products, partially offset by the impact of higher labor and T&E costs, and unfavorable contributions from recent acquisitions. Changes in foreign currency exchange rates had an unfavorable impact of $2.1 million on the segment's adjusted EBITDA compared to the prior year. Adjusted EBITDA for the SGK Brand Solutions segment was $39.6 million for the first nine months of fiscal 2023 compared to $43.4 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, higher material, labor and T&E costs, and lower margins on cylinder (packaging) products. These decreases were partially offset by benefits from cost-reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $1.8 million on the segment's adjusted EBITDA compared to the prior year.

Interest expense for the first nine months of fiscal 2023 was $33.2 million, compared to $19.4 million for the same period last year.  The increase in interest expense primarily reflected higher average interest rates in the current fiscal year.  Other income (deductions), net, for the nine months ended June 30, 2023 represented a decrease in pre-tax income of $3.0 million, compared to a decrease in pre-tax income of $30.9 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $1.6 million and $31.6 million for the nine months ended June 30, 2023 and 2022, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Fiscal 2023 other income (deductions), net included $3.1 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements").

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2023 were an expense of $4.1 million, compared to a benefit of $2.3 million for the first nine months of fiscal 2022. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2023 compared to the same period for fiscal 2022 primarily resulted from consolidated pre-tax income in fiscal 2023 compared to a pre-tax loss in fiscal 2022. The Company’s fiscal 2023 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses. The Company’s fiscal 2022 nine-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to the non-deductible asset write-downs in Russia, state taxes, foreign statutory rate differentials, and tax credits.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net losses attributable to noncontrolling interests were $125,000 for the nine months ended June 30, 2023 and $56,000 for the nine months ended June 30, 2022.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Asset Write-Downs:

The Company has certain operations in Russia within its SGK Brand Solutions segment. During fiscal 2022, in light of the war between Russia and Ukraine, and the resulting regional instability and evolving political and economic conditions within the region, the Company evaluated certain of its assets for recoverability and impairment. As a result of this assessment, and due to the uncertainty in projecting future cash flows for the Company's operations in Russia, the Company recorded asset write-downs totaling $10.0 million (net of recoveries) during fiscal 2022 to reduce the carrying value of these assets to zero. Asset write-downs (primarily related to property, plant and equipment) totaling $9.7 million and $331,000 were reported within cost of sales and administrative expense, respectively, for the nine months ended June 30, 2022.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(Dollar amounts in thousands)
Net income (loss)	$8,671	$2,875	$21,443	$(18,871)
Income tax (benefit) provision	(558)	1,040	4,136	(2,311)
Income (loss) before income taxes	8,113	3,915	25,579	(21,182)
Net loss attributable to noncontrolling interests	67	18	125	56
Interest expense, including RPA and factoring financing fees (1)	12,136	6,659	35,944	19,426
Depreciation and amortization *	23,936	22,938	71,813	80,163
Acquisition and divestiture costs (2)**	308	951	4,445	951
Strategic initiatives and other charges (3)**	4,694	6,339	7,734	16,912
Non-recurring / incremental COVID-19 costs (4)***	—	301	—	2,204
Highly inflationary accounting losses (primarily non-cash) (5)	1,826	—	3,074	—
Defined benefit plan termination related items (6)	—	(63)	21	284
Asset write-downs (7)	—	(469)	—	10,017
Stock-based compensation	5,023	5,197	13,635	14,128
Non-service pension and postretirement expense (8)	85	238	1,556	31,588
Total Adjusted EBITDA	$56,188	$46,024	$163,926	$154,547

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1.2 million and $2.8 million for the three and nine months ended June 30, 2023, respectively.
(2) Includes certain non-recurring costs associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels and costs associated with global ERP system integration efforts, net of loss recoveries of $2.2 million related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $5.8 million and $5.8 million for the Memorialization segment, $5.8 million and $2.5 million for the Industrial Technologies segment, $11.2 million and $13.3 million for the SGK Brand Solutions segment, and $1.2 million and $1.3 million for Corporate and Non-Operating, for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization was $17.1 million and $17.4 million for the Memorialization segment, $17.6 million and $7.6 million for the Industrial Technologies segment, $33.5 million and $51.1 million for the SGK Brand Solutions segment, and $3.6 million and $4.0 million for Corporate and Non-Operating, for the nine months ended June 30, 2023 and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $270,000 and $902,000 for the Memorialization segment, $120,000 and $1.2 million for the Industrial Technologies segment, $3.9 million and $2.0 million for the SGK Brand Solutions segment, and $715,000 and $3.2 million for Corporate and Non-Operating, for the three months ended June 30, 2023 and 2022, respectively. Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $981,000 and $2.1 million for the Memorialization segment, $3.5 million and $1.4 million for the Industrial Technologies segment, $7.0 million and $7.7 million for the SGK Brand Solutions segment, and $676,000 and $6.7 million for Corporate and Non-Operating, for the nine months ended June 30, 2023 and 2022, respectively.
*** Non-recurring/incremental COVID-19 costs were $225,000 for the Memorialization segment, $1,000 for the Industrial Technologies segment, $74,000 for the SGK Brand Solutions segment, and $1,000 for Corporate and Non-Operating, for the three months ended June 30, 2022. Non-recurring/incremental COVID-19 costs were $1.3 million for the Memorialization segment, $6,000 for the Industrial Technologies segment, $464,000 for the SGK Brand Solutions segment, and $466,000 for Corporate and Non-Operating, for the nine months ended June 30, 2022.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $76.9 million for the first nine months of fiscal 2023, compared to $84.4 million for the first nine months of fiscal 2022. Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. Fiscal 2022 operating cash flow reflected $35.7 million of contributions to fully fund the settlement of the Company's DB Plan obligations. Net changes in working capital items decreased operating cash flow by $16.1 million and $8.4 million in fiscal 2023 and fiscal 2022, respectively. The fiscal 2023 change in working capital principally reflected incentive compensation-related payments, higher inventory levels and lower trade accounts payables, partially offset by proceeds from the sale of receivables under a receivables purchase agreement and a non-recourse factoring arrangement (see below for further discussion), and changes in contract assets and liabilities related to products and services provided to customers over time.

Cash used in investing activities was $53.7 million for the nine months ended June 30, 2023, compared to $38.9 million for the nine months ended June 30, 2022.  Investing activities for the first nine months of fiscal 2023 primarily reflected capital expenditures of $37.1 million, acquisitions, net of cash acquired, of $15.3 million, and purchases of investments of $1.5 million.  Investing activities for the first nine months of fiscal 2022 primarily reflected capital expenditures of $40.6 million, proceeds from the sale of investments of $3.1 million, and purchases of investments of $2.2 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $43.5 million for the last three fiscal years.  Capital spending for fiscal 2023 is currently estimated to be approximately $65 million. Capital spending in fiscal 2023 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2023 was $56.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $31.4 million, treasury stock purchases of $2.8 million, and cash dividends of $21.2 million to the Company's shareholders. Cash used in financing activities for the nine months ended June 30, 2022 was $43.8 million, primarily reflecting proceeds, net of repayments, on long-term debt of $13.8 million, treasury stock purchases of $34.0 million, dividends of $20.8 million to the Company's shareholders, and $613,000 of holdback and deferred payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. In March 2023, an amendment to the domestic credit facility implemented SOFR as the replacement of LIBOR as the benchmark interest rate under the facility. The Company accounted for the change in reference rate as a non-substantial modification. Borrowings under the revolving credit facility now bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at June 30, 2023) based on the Company's secured leverage ratio. Previously, borrowings under the revolving credit facility bore interest at LIBOR plus a factor ranging from 0.75% to 2.00% based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $1.1 million and $1.5 million at June 30, 2023 and September 30, 2022, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2023 and September 30, 2022 were $450.3 million and $472.1 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at June 30, 2023 and 2022 was 5.59% and 1.92%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $299.6 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1.3 million and $1.7 million at June 30, 2023 and September 30, 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2023 and September 30, 2022, the amount sold to the Purchasers was $113.2 million and $96.6 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $48.5 million and $44.3 million as of June 30, 2023 and September 30, 2022, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
	(Dollar amounts in thousands)
Gross receivables sold	$301,045	$247,221
Cash collections reinvested	(284,435)	(147,220)
Net cash proceeds received	$16,610	$100,001

During the second quarter of fiscal 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $36.0 million during the nine months ended June 30, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of June 30, 2023, the amount of factored receivables that remained outstanding was $15.7 million.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10.9 million). The facility also provides €16.0 million ($17.4 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €2.2 million ($2.4 million) and €8.2 million ($8.1 million) at June 30, 2023 and September 30, 2022, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 5.65% and 2.25% at June 30, 2023 and 2022, respectively.

Other borrowings totaled $17.3 million and $13.4 million at June 30, 2023 and September 30, 2022, respectively. The weighted-average interest rate on these borrowings was 2.44% and 1.90% at June 30, 2023 and 2022, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2023	September 30, 2022
	(Dollar amounts in thousands)
Notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.4	3.1
Weighted-average received rate	5.14%	3.14%
Weighted-average pay rate	3.83%	1.04%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $1.2 million ($876,000 after tax) at June 30, 2023 and an unrealized gain of $10.7 million ($7.9 million after tax) at September 30, 2022, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $9.3 million ($6.9 million after tax) related to the terminated LIBOR-based swaps were also included in AOCI as of June 30, 2023. Assuming market rates remain constant with the rates at June 30, 2023, a gain (net of tax) of approximately $3.6 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of June 30, 2023 and September 30, 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $3.3 million (net of income taxes of $1.1 million) and a gain of $2.8 million (net of income taxes of $940,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2023 and September 30, 2022, respectively. Income of $284,000 and $866,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2023, respectively. Income of $428,000 and $1.2 million, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2022, respectively. At June 30, 2023 and September 30, 2022, the swaps totaled $4.4 million and $3.7 million, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,196,143 shares remain available for repurchase as of June 30, 2023. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2023.

Consolidated working capital of the Company was $239.5 million at June 30, 2023, compared to $217.2 million at September 30, 2022.  Cash and cash equivalents were $39.3 million at June 30, 2023, compared to $69.0 million at September 30, 2022.  The Company's current ratio was 1.6 at June 30, 2023 and 1.5 at September 30, 2022, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at June 30, 2023, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2023 Remainder	2024 to 2025	2026 to 2027	After 2027
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$452,691	$—	$450,329	$—	$2,362
2025 Senior Notes	337,740	—	31,500	306,240	—
Finance lease obligations (1)	7,259	619	3,296	2,019	1,325
Non-cancelable operating leases (1)	82,438	6,642	45,455	22,735	7,606
Other	26,688	229	11,736	5,965	8,758
Total contractual cash obligations	$906,816	$7,490	$542,316	$336,959	$20,051
(1) Lease obligations have not been discounted to their present value.

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24.2 million to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1.3 million, which has been presented as a component of other income (deductions), net for the nine months ended June 30, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP. During the second quarter of fiscal 2023, the remaining funds held in a rabbi trust associated with the SERP were transferred to the Company. Consequently, these amounts are no longer classified as restricted cash.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of June 30, 2023, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.6 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2023. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,196,143 shares remain available for repurchase as of June 30, 2023.

The following table shows the monthly fiscal 2023 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2022	—	$—	—	1,294,842
November 2022	88,042	27.54	88,042	1,206,800
December 2022	983	27.54	983	1,205,817
January 2023	—	—	—	1,205,817
February 2023	549	37.09	549	1,205,268
March 2023	7,057	37.79	7,057	1,198,211
April 2023	—	—	—	1,198,211
May 2023	—	—	—	1,198,211
June 2023	2,068	38.86	2,068	1,196,143
Total	98,699	$28.56	98,699

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	July 28, 2023	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	July 28, 2023	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary