Form 10-K
period 2023-09-30
MATTHEWS INTERNATIONAL CORP
filed 2023-11-17
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.10 billion.
As of October 31, 2023, shares of common stock outstanding were: Class A Common Stock 30,384,251 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Matthews International Corporation (“Matthews” or the “Company”) regarding the future, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews in future periods to be materially different from management's expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions and divestitures, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report. Matthews posts important information on its investor relations website, available at matw.com/investors. The Company's shareholders are encouraged to review the contents of such website. Notwithstanding the foregoing, the contents of such website are not incorporated into this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. SGK Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

	Years Ended September 30,
	2023	2022	2021
Sales to external customers:	(Dollar amounts in thousands)
Memorialization	$842,997	$840,124	$769,016
Industrial Technologies	505,751	335,523	284,495
SGK Brand Solutions	532,148	586,756	617,519
Consolidated Sales	$1,880,896	$1,762,403	$1,671,030

In fiscal 2023, approximately 65% of the Company's sales were made from North America, 30% were made from Europe, 3% were made from Asia, and 2% were made from other regions. For further information on segments, see Note 20, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data." Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.

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

Waste incineration systems encompass both batch load and continuous feed, static, stepped-hearth and rotary systems for incineration of many waste types, as well as equipment for in-loading waste, out-loading ash and energy recovery. The principal markets for these products are animal and medical waste disposal, oil and gas "work camp" wastes, industrial wastes and bio-mass generators, as well as destruction of low-volume, high-value waste types such as contraband and pharmaceutical products. Environmental and energy systems include emissions filtration units, waste heat recovery equipment, waste gas treatment products, as well as energy recovery. The segment also provides commissioning, training and user support for customers of incineration systems. The principal markets are municipalities or public/state agencies, the cremation industry and other industries that utilize incinerators for waste reduction and energy production.

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

ITEM 1.        BUSINESS, (continued)

Raw materials used by the Memorialization segment to manufacture memorials consist principally of bronze and aluminum ingot, granite, sheet metal, coating materials, photopolymers and construction materials and are generally available in adequate supply. Ingot is obtained from various North American, European and Australian smelters. The primary materials required for casket manufacturing are cold-rolled steel and lumber. The segment also purchases copper, bronze, stainless steel, particleboard, corrugated materials, paper veneer, cloth, ornamental hardware and coating materials. Purchase orders or supply agreements are typically negotiated with steel suppliers that have demonstrated timely delivery, high quality material and competitive prices. Lumber is purchased from a number of sawmills and lumber distributors. Raw materials used to manufacture cremation and incineration products consist principally of structural steel, sheet metal, electrical components, combustion devices and refractory materials. These are generally available in adequate supply from numerous suppliers.

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

The Memorialization segment markets its casket products in the United States through a combination of Company-owned and independent casket distribution facilities. The segment's casket products are primarily sold through Company-owned distribution centers throughout the United States. The casket business is highly competitive and the Company competes with other manufacturers based on product quality, price, service, design availability and breadth of product line. The Memorialization segment provides a line of casket products that it believes is as comprehensive as any of its major competitors. There are a large number of casket industry participants operating in North America, and a few foreign casket manufacturers, primarily from China, participating in the North American market.

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

Industrial Technologies:

The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries.

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
The coating and converting solutions business produces both complete production lines and individual units for drying, treating, coating, laminating and winding for the packaging, paper, labeling and foil industry as well as technical textiles and pharma industry but also for embossing, finishing, smoothing, perforating and calibrating web materials. The business supplies high-tech machines to large global customers and develops solutions collaboratively with them to make their processes more resource-efficient and their products more sustainable.

Production capabilities are available in Germany, the Czech Republic and the United States, with design and assembly in Germany, Switzerland, Czech Republic, Canada and the United States. The business is globally active with well-established customer relations.

ITEM 1.        BUSINESS, (continued)

The energy storage solutions business has experienced significant growth primarily reflecting increasing demand for electric vehicles, as well as the expansion of renewable energy production globally. The segment has nearly a decade of experience in developing dry electrode battery solutions. Dry electrode technology makes producing lithium-ion batteries less expensive than the wet electrode process, and dry electrode manufacturing is also less impactful on the environment. These factors could contribute to increased utilization of dry electrode batteries in the electric vehicle market, and thus greater demand for this form of battery in the future.

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

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of trademarks and in excess of 100 domestic and foreign patents for its products and related technologies.  In addition, the Company maintains numerous trade secrets that further comprise its portfolio of intellectual property assets. The Company continues to assess, refine and expand its intellectual property portfolio, considering options to pursue additional patent filings and to further develop and continue to maintain processes to identify, inventory and safeguard evolving trade secrets and other intellectual property assets. The Company also enters into agreements with customers that authorizes the use of certain intellectual property through various licensing arrangements.

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

Workforce Composition:

As of October 31, 2023, the Company and its majority-owned subsidiaries employed approximately 12,000 people globally in 6 continents and more than 300 locations and 30 countries around the world. Its diverse team of talented employees possess a vast array of skills including engineering, manufacturing, research and development, plant operations, production, logistics, creative design, photography and corporate functional services, including legal, information technology, human resources and finance. Many of Matthews’ employees have highly specialized skills and subject-matter expertise in their respective disciplines, enabling the Company to deliver industry leading products and services to its customers throughout the world.

Diversity and Inclusion:

Matthews views diversity and inclusion (“D&I”) as a priority to be valued and promoted throughout its business. The Company understands and firmly believes in the value that diverse experiences, perspectives, and ideas bring to the workforce and offer to clients. Matthews knows its employees deserve equal opportunities regardless of race, national origin, gender, gender expression, age, disability, religion, sexual orientation and more. Matthews has consistently advocated that mutual respect, valuing the worth of all people, doing what's right and celebrating diversity is essential to how the Company operates and the way it does business.

Matthews’ D&I strategy focuses on priorities across seven key areas including: Talent Acquisition, Employee Engagement, Learning and Awareness, Supplier Diversity, Connection to Customers, Normalizing Courageous Conversations, and Community Engagement. A global council representative of a diverse workforce exists to help shape plans and program priorities, and seven additional councils across the organization support the program within local/regional markets to champion the work. A full time D&I leader is actively focused on driving the overarching program and building progress across all seven focus areas. Matthews is a unique organization, diverse in culture, talent and geography. The Company stands committed to a culture reflecting the people, clients, customers, and communities it serves.

Talent Acquisition and Total Rewards:

To continue to grow and compete in a highly competitive labor market, Matthews works hard to attract and select top talent through a compelling employment value proposition. The Company’s employment brand highlights its values including innovation, commitment to people culture, diversity, equity and inclusion, employee development, and wellbeing. The Company's selection process includes key behavioral questions that help select the right people for the right roles which helps to ensure cultural alignment.

Matthews understands the highly competitive market for talent and believes that to attract and retain top talent, it must offer competitive pay and benefit programs. The Company evaluates roles to ensure pay is at market rate, and offers annual incentive pay and a competitive benefit package. As a global company, adjustments are made for global and regional market demands.

ITEM 1.        BUSINESS, (continued)

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

The Company’s future success depends upon tomorrow’s leaders. Matthews has implemented a robust talent review process that identifies critical talent and serves as the basis for succession planning. Each year, at the conclusion of this review, the executive team selects a cohort of critical talent by level to participate in comprehensive leadership programs designed to prepare leaders for enterprise roles. The Company believes this investment, which includes classroom learning, external assessments, coaching/mentoring, and project application, both prepares and strengthens the organization for the future, while deepening the commitment of its top talent.

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

Change Management:

Matthews is a constantly evolving multi-national company, leveraging new ways of working to improve its quality, service and delivery systems to better help customers and clients succeed. Building change capability to support employees through changes accelerates new ways of working, minimizes productivity loss, and accelerates improvement measures. The Company has a trained global change network embedded in the business to support transformational projects to help realize the goals and benefits of organizational changes.

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

BACKLOG:

The Company's current backlog is expected to be substantially filled in fiscal 2024. Cremation and incineration equipment sales backlogs vary in a range of four to six months of sales. Backlogs vary in a range of approximately twelve to eighteen months of sales for mausoleums. Backlogs are generally in excess of a year for purpose-built machinery projects. Backlogs for warehouse automation and fulfillment systems generally vary in a range of up to four weeks for standard products, and are currently in the range of ten to twelve months for custom systems.

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

ITEM 1A.  RISK FACTORS.

There are inherent risks and uncertainties associated with the Company's businesses that could adversely affect its operating performance and financial condition.  Set forth below are descriptions of those risks and uncertainties that the Company believes to be material as of the date of this Annual Report on Form 10-K.  Additional risks not known to the Company as of such date or risks that the Company deemed immaterial may also result in adverse effects on the Company in the future.

Company-Specific Risk Factors:

Foreign Operations.  The Company conducts business in more than 30 countries around the world, and in fiscal 2023 approximately 37% of the Company's sales to external customers were to customers outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks. The Company anticipates that future sales to international customers will continue to account for a significant percentage of its revenues. Risks associated with the Company’s international sales and operations include, but are not limited to:

•currency exchange rate fluctuations;
•global political and economic instability and uncertainty;
•international terrorism;
•export controls, including by the United States;
•failure to comply with anti-bribery legislation, including the U.S. Foreign Corrupt Practices Act (the “FCPA”);
•changes in legal and regulatory requirements;
•policy changes by the United States and foreign governments affecting the markets for the Company’s products;
•changes in tax laws, quotas, tariffs and other market barrier;
•difficulties in protection and enforcement of intellectual property rights;
•restrictions on the export or import of technology;
•failure to comply with the foreign data protection laws, including the European Union’s General Data Protection Regulation (the “GDPR”);
•inadvertent transfers of export-controlled information due to increased cross-border technology transfers and the use of offshore computer servers;
•transportation, including piracy in international waters; and
•challenges relating to managing a global workforce with diverse cultures, backgrounds and labor laws.

It also is possible that certain international contracts may include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations (known as offset obligations) and may provide for penalties if the Company fails to meet such requirements.

ITEM 1A.    RISK FACTORS, (continued)
The impact of these risks is difficult to predict, but the occurrence of one or more of them could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Changes in Interest Rates. Interest rate fluctuations could increase the Company's financing costs to the extent such interest rates are not hedged. In addition, increases in interest rates could limit the Company's ability to obtain additional indebtedness or debt refinancing on terms that the Company deems attractive, or at all, which could have a material and adverse effect on the Company's borrowing costs, profitability, liquidity and capital resources. Borrowings under the Company’s credit facilities, including the domestic credit facility, are subject to variable rates of interest and expose the Company to interest rate risk. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. To the extent that some or all of the Company’s variable interest rate debt is not subject to interest rate swaps, if interest rates were to increase, the Company’s interest expense would increase, negatively affecting earnings and reducing cash flows available for working capital, capital expenditures and other investments.

The Company also has $299.6 million 5.25% senior unsecured notes due December 1, 2025 (the “2025 Senior Notes”). In the event the Company seeks to refinance indebtedness under the domestic credit facility or the 2025 Senior Notes, or obtain additional financing, higher interest rates may limit the Company’s ability to incur such indebtedness on terms that it deems attractive, if at all. If the Company is unable to incur indebtedness on terms that it deems attractive, it could have a material and adverse effect on the Company’s borrowing costs, profitability, liquidity and capital resources.

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

Impairment of Goodwill and Intangible Assets. The Company has recorded a significant amount of goodwill and intangible assets in its consolidated financial statements resulting from acquisition activities and has in the past recorded, and may in the future record, significant charges for impairment of goodwill and intangible assets. The Company tests, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. For example, during the fiscal year ended September 30, 2022, Matthews recorded an $82.5 million goodwill write-down with respect to its SGK Brand Solutions reporting unit. See Note 22, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data” for further details. If Matthews concludes that any further goodwill or intangible asset values are impaired, for reasons that may include, but are not limited to, underperformance in one or more reporting segments against forecast levels; changes in the Company’s business strategy, structure, and/or the allocation of resources; the inability of acquisitions to achieve expected operating results; a decline in the Company’s stock price for a sustained period; a potential recession or other disruption; or interest rate increases or other factors, any resulting non-cash impairment charge could have a material adverse effect on Matthews’ business, results of operations and financial condition.

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

ITEM 1A.    RISK FACTORS, (continued)
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

Changes in the Distribution of the Company's Products or the Loss of a Large Customer.  Although the Company does not have any customer that is individually significant to consolidated sales, it does have contracts with several large customers in each of its business segments.  While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time, or, in the event of a dispute with a large customer, cause disruptions to the units sold to such customer, if any.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the businesses.

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

ITEM 1A.    RISK FACTORS, (continued)
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

For so long as the hostilities continue, and perhaps even thereafter as the situation unfolds, the Company may see increased volatility in financial markets, which may impact equity markets generally, including the Company’s stock price, and make it more difficult for the Company to raise additional capital at a strategically advantageous time, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

Risks in Connection with Acquisitions and Divestitures.  The Company has grown, in part, through acquisitions and continues to evaluate acquisition or divestiture opportunities that have the potential to support and strengthen its businesses.  There is no assurance, however, that future acquisition opportunities will arise, or that if they do, that they will be consummated.  In addition, acquisitions and divestitures involve inherent risks that the businesses acquired, or the remaining business, will not perform in accordance with expectations, or that synergies expected from the integration of an acquisition will not be achieved as rapidly as expected, or at all. The Company's pre-acquisition diligence review may not discover or accurately quantify certain undisclosed liabilities, and the Company may not be indemnified for such liabilities which could have an adverse effect on the acquired business. Failure to effectively integrate acquired businesses could prevent the realization of expected rates of return on the acquisition investment, including the achievement of cost-reduction objectives, and could have a negative effect on the Company's results of operations and financial condition.

Protection of Intellectual Property.  Certain of the Company's businesses rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish proprietary rights.  If the Company does not enforce, or is unsuccessful in enforcing, its intellectual property rights successfully, its competitive position may suffer, which could harm the Company's operating results. In addition, the Company's patents, copyrights, trademarks and other intellectual property rights, including its trade secrets, may not provide a significant competitive advantage. The Company may need to spend significant resources monitoring its intellectual property rights and may or may not be able to detect infringement by third parties. The Company's competitive position may be harmed if it cannot detect infringement and enforce its intellectual property rights quickly or at all. In some circumstances, the Company may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons, such as the expense of litigation against a well-resourced adversary. In addition, competitors might avoid infringement by designing around the Company's intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and the Company's ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

Intellectual property infringement assertions by third parties could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation. The Company cannot guarantee that the operation of its business does not infringe, misappropriate or otherwise violate the intellectual property rights of third parties, nor can the Company assure that third parties will not assert claims, meritorious or otherwise. The Company cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect the Company's business, financial condition and operating results. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in the Company's favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute may require the Company to pay damages, cease making, licensing, or using products or offering services that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign the Company's offerings, or enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary intellectual property, which may be unavailable on terms acceptable to the Company, or at all. Even if these matters do not result in litigation or are resolved in the Company's favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect the Company's business, reputation, financial condition and operating results.

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

Reliance on Third-Party Service Providers. The Company has entered into agreements with a variety of third-party providers for information technology services, including telecommunications, network server maintenance, cloud computing and transaction processing services. In addition, Matthews has agreements through which it has outsourced certain activities related to the operations of the Company’s business segments. A provider’s ability to provide services could be disrupted for a variety of reasons, including, among others, software errors or design faults, human error, security breaches, power loss, telecommunications failures, equipment failures, electrical disruptions, labor issues, vandalism, fire, flood, extreme weather, terrorism and other events beyond their control. If one or more of Matthews’ providers is unable to provide adequate or timely services, the Company’s ability to deliver products and services to customers could be adversely affected. Matthews cannot completely eliminate the risk of such disruptions, many of which are impacted by events outside of the Company’s control. Any significant disruption could harm the Company’s business, including damage to brands and loss of customers. Additionally, although Matthews believes that most of these services are available from numerous sources, a failure to perform by one or more of the providers could cause a material disruption in the Company’s business and an increase in expense while it works to obtain alternative services. Additionally, while the Company has policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing the profiles of Matthews’ financial, legal, reputational and operational risks.

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

Changes in Laws and Regulations Governing Data Privacy and Data Protection.  The Company is subject to many data privacy, data protection, and data breach notification laws, including the GDPR, which became effective in May of 2018, and the California Consumer Privacy Act (the "CCPA"), which became effective in January 2020. The GDPR and the CCPA contain comprehensive data protection compliance requirements. Complying with the GDPR and the CCPA may continue to cause the Company to incur substantial operational costs or require the Company to change certain of its business practices in certain jurisdictions. The Company’s measures to assess the requirements of, and to comply with, the GDPR and the CCPA, as well as new and existing data-related laws and regulations of other jurisdictions, could be challenged, including by authorities that regulate data-related compliance. The Company’s ongoing compliance measures could result in the incurrence of significant expense in facilitating and responding to regulatory investigations, and if the measures initiated by the Company are deemed to be inadequate, the Company could be subject to litigation or enforcement actions that may require operational changes, fines, penalties or damages, which could have an adverse impact on the Company’s business or results of operations.

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

ITEM 1A.    RISK FACTORS, (continued)
Compliance with Foreign Laws and Regulations.  Due to the international scope of the Company's operations, Matthews is subject to a complex system of commercial and trade regulations around the world, and the Company's foreign operations are governed by laws, rules and business practices that often differ from those of the United States. The Company cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on the Company's business and results of operation.  For example, recent years have seen an increase in the development and enforcement of laws and regulations regarding trade compliance, economic sanctions, anti-money laundering, and anti-corruption, such as the FCPA and similar laws in other countries. While Matthews maintains a variety of internal policies and controls and takes steps, including periodic training and internal audits, that the Company believes are reasonably calculated to discourage, prevent and detect violations of such laws, the Company cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of the Company's policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt the Company's business, and could materially and adversely affect the Company's reputation, business and results of operations or financial condition.

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

The Company expects that compliance with laws governing data privacy and data protection will require ongoing investment in systems, policies and personnel and will continue to impact Matthews’ business in the future by increasing legal, operational and compliance costs. There can be no assurance that the Company’s efforts will meet the evolving standards imposed by governmental and regulatory agencies, including data protection authorities, with respect to standards that may be adopted in

ITEM 1A.    RISK FACTORS, (continued)
the future. If the Company is found or suspected to have violated data privacy or data protection laws, it may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries, governmental investigations and proceedings, and may incur damage to its reputation. Any such developments may subject Matthews to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, all of which could have a material adverse effect on the Company’s business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company's facilities provide adequate space for meeting its near-term production requirements. Significant principal properties of the Company and its majority-owned subsidiaries as of October 31, 2023 were as follows (properties, which are unencumbered, are owned by the Company except as noted):

Location	Description of Property
Memorialization:
Pittsburgh, PA	Manufacturing / Division Offices
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Indianapolis, IN	Distribution Hub	(1)
Monterrey, Mexico	Manufacturing	(1)
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
York, PA	Manufacturing
Industrial Technologies:
Bocholt, Germany	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing / Distribution
Fribourg, Switzerland	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Holoubkov, Czech Republic	Manufacturing
Lima, Costa Rica	Manufacturing	(1)
Mönchengladbach, Germany	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Pittsburgh, PA	Division Offices
San Antonio, TX	Manufacturing
Wilsonville, OR	Manufacturing
Vreden, Germany	Manufacturing	(2)
SGK Brand Solutions:
Battle Creek, MI	Production Facility	(1)
Chennai, India	Production Facility	(1)
Dachnow, Poland	Manufacturing	(1)
East Butler, PA	Production Facility	(1)
East Java, Indonesia	Production Facility	(1)
Goslar, Germany	Production Facility	(1)
Izmir, Turkey	Manufacturing
Jülich, Germany	Production Facility	(1)
Manchester, England	Production Facility	(1)
Minneapolis, MN	Production Facility
Mississauga, Canada	Production Facility	(1)
Penang, Malaysia	Production Facility
Tigard, OR	Production Facility	(1)
Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2023:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	63	President and Chief Executive Officer
Ronald C. Awenowicz	54	Senior Vice President, Global Compliance, Operations and N.A. Human Resources
Gregory S. Babe	66	Chief Technology Officer and Group President, Industrial Technologies
Davor Brkovich	55	Head of IT and Chief Information Officer
Steven D. Gackenbach	60	Group President, Memorialization
Reena Gurtner	49	Senior Vice President, Human Resources
Gary R. Kohl	60	President, SGK Brand Solutions
Lee Lane	55	Group President, Matthews Industrial Automation and Matthews Environmental Solutions
Steven F. Nicola	63	Chief Financial Officer and Secretary
Brian D. Walters	54	Executive Vice President and General Counsel

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

Gregory S. Babe was appointed Chief Technology Officer and Group President, Industrial Technologies effective October 2022. Prior thereto, he served as Chief Technology Officer since November 2015.

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

Steven D. Gackenbach was appointed Group President, Memorialization effective October 31, 2011.

Reena Gurtner was appointed Senior Vice President, Human Resources effective July 2021. Prior thereto, she served as Vice President, Human Resources APAC, Middle East and Africa since May 2020 and prior thereto she served as Regional Director of Human Resources APAC since January 2013.

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

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

Brian D. Walters was appointed Executive Vice President and General Counsel effective February 2023. Prior thereto, he served as Senior Vice President and General Counsel since February 2018.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2023, 30,469,213 shares were outstanding.  The Company's Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol "MATW".

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,195,013 shares remain available for repurchase as of September 30, 2023. All purchases of the Company's common stock during fiscal 2023 were part of this repurchase program.

The following table shows the monthly fiscal 2023 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2022	—	$—	—	1,294,842
November 2022	88,042	27.54	88,042	1,206,800
December 2022	983	27.54	983	1,205,817
January 2023	—	—	—	1,205,817
February 2023	549	37.09	549	1,205,268
March 2023	7,057	37.79	7,057	1,198,211
April 2023	—	—	—	1,198,211
May 2023	—	—	—	1,198,211
June 2023	2,068	38.86	2,068	1,196,143
July 2023	—	—	—	1,196,143
August 2023	1,130	32.79	1,130	1,195,013
September 2023	—	—	—	1,195,013
Total	99,829	$28.61	99,829

Holders:

Based on records available to the Company, the number of record holders of the Company's common stock was 473 at October 31, 2023.

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

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX AND RUSSELL 2000 VALUE INDEX

This graph compares the return on Matthews’ common stock with that of the Standard & Poor’s 500 Index and Russell 2000 Value Index for the period from October 1, 2018 through September 30, 2023. The graph assumes that on October 1, 2018, $100 was invested in each of the Company’s common stock, Standard & Poor’s 500 Index and Russell 2000 Value Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on the Company’s common stock with that of the Standard & Poor’s 500 Index and the Russell 2000 Value Index. The results are not necessarily indicative of future performance.

$200
$150
$100
$50
$0
Index Value
2018
2019
2020
2021
2022
2023
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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

	Years Ended September 30,
	2023	2022	2021
	(Dollar amounts in thousands)
Sales to external customers:
Memorialization	$842,997	$840,124	$769,016
Industrial Technologies	505,751	335,523	284,495
SGK Brand Solutions	532,148	586,756	617,519
Consolidated Sales	$1,880,896	$1,762,403	$1,671,030

Adjusted EBITDA:
Memorialization	$163,986	$151,849	$165,653
Industrial Technologies	66,278	56,762	34,889
SGK Brand Solutions	57,128	60,120	91,435
Corporate and Non-Operating	(61,583)	(58,323)	(64,227)
Total Adjusted EBITDA(1)	$225,809	$210,408	$227,750
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2023 and Fiscal 2022:

Sales for the year ended September 30, 2023 were $1.88 billion, compared to $1.76 billion for the year ended September 30, 2022, representing an increase of $118.5 million.  The increase in fiscal 2023 sales reflected higher sales in the Industrial Technologies and Memorialization segments, partially offset by lower sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $23.6 million on fiscal 2023 sales compared to the prior year.

Memorialization segment sales for fiscal 2023 were $843.0 million, compared to $840.1 million for fiscal 2022.  The sales increase reflected improved price realization, higher sales of mausoleums and cremation equipment in the U.S., and benefits from the acquisition of Eagle Granite Company (see Acquisitions and Divestitures below). These increases were partially offset by lower unit sales of caskets and bronze memorial products, reflecting a decrease in coronavirus disease 2019 ("COVID-19") related deaths in fiscal 2023, and lower sales of cremation and incineration products in Europe. Changes in foreign currency exchange rates had an unfavorable impact of $1.8 million on the segment's sales compared to the prior year. Industrial Technologies segment sales for fiscal 2023 were $505.8 million, compared to $335.5 million for fiscal 2022.  The sales increase primarily reflected the impact of the fiscal 2022 acquisitions of OLBRICH GmbH (“OLBRICH”) and R+S Automotive GmbH (“R+S Automotive”) (see Acquisitions and Divestitures below). The increase in sales also reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and higher product identification sales. These increases were partially offset by lower sales of warehouse automation solutions. Changes in foreign currency exchange rates had an unfavorable impact of $5.7 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for fiscal 2023 were $532.1 million, compared to $586.8 million in fiscal 2022.  Changes in foreign currency exchange rates had an unfavorable impact of $16.1 million on the segment's sales compared to the prior year. The decrease in sales also reflected lower brand sales in the U.S. and Europe (including lower retail-based sales) and a decline in sales of cylinder (packaging) products in Europe. These decreases were partially offset by higher brand sales in the Asia-Pacific market and improved price realization.

Gross profit for the year ended September 30, 2023 was $577.7 million, compared to $522.3 million for fiscal 2022.  Consolidated gross profit as a percent of sales was 30.7% and 29.6% in fiscal 2023 and fiscal 2022, respectively. The increase in gross profit primarily reflected the impact of higher sales (including benefits from recent acquisitions), lower transportation costs, and benefits from the realization of productivity improvements and other cost-reduction initiatives. These increases in gross profit were partially offset by the impact of higher material and labor costs, and lower margins on purpose-built engineered products. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $12.2 million and $12.6 million in fiscal 2023 and 2022, respectively. Fiscal 2022 gross

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

profit included $9.7 million of asset write-downs related to the war between Russia and Ukraine (see Note 23, "Asset Write-downs" in Item 8 - "Financial Statements and Supplementary Data" for further details).

Selling and administrative expenses for the year ended September 30, 2023 were $447.5 million, compared to $426.7 million for fiscal 2022.  Consolidated selling and administrative expenses, as a percent of sales, were 23.8% for fiscal 2023, compared to 24.2% in fiscal 2022.  Fiscal 2023 selling and administrative expenses reflected the impact of higher salaries and wage rates, higher travel and entertainment ("T&E") costs, increased performance-based compensation compared to fiscal 2022, additional expenses from recently completed acquisitions, and fees associated with a receivables purchase agreement and factoring arrangement (see Liquidity and Capital Resources below). These increases in selling and administrative expenses were partially offset by benefits from ongoing cost-reduction initiatives. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with cost-reduction initiatives totaling $12.5 million in fiscal 2023, compared to $27.1 million in fiscal 2022. Intangible amortization for the year ended September 30, 2023 was $42.1 million, compared to $57.1 million for fiscal 2022. Fiscal 2022 intangible amortization included $9.5 million of amortization related to certain trade names that have been discontinued. In the fiscal 2022 fourth quarter, the Company recorded a goodwill write-down of $82.5 million related to the SGK Brand Solutions reporting unit (formerly the Graphics Imaging reporting unit). Refer to Note 22, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2023 was $225.8 million, compared to $210.4 million for fiscal 2022. Memorialization segment adjusted EBITDA for fiscal 2023 was $164.0 million, compared to $151.8 million for fiscal 2022.  The increase in segment adjusted EBITDA reflected the impact of higher sales, lower transportation costs, benefits from the acquisition of Eagle Granite Company, and benefits from productivity initiatives. These increases were partially offset by the impact of higher material, labor and T&E costs, and increased performance-based compensation compared to fiscal 2022. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2023 was $66.3 million, compared to $56.8 million in fiscal 2022. The increase in segment adjusted EBITDA primarily reflected the impact of higher sales, partially offset by the impact of higher labor and T&E costs, increased performance-based compensation compared to fiscal 2022, and unfavorable contributions from recent acquisitions. Changes in foreign currency exchange rates had an unfavorable impact of $1.3 million on the segment's adjusted EBITDA compared to the prior year. Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2023 was $57.1 million, compared to $60.1 million for fiscal 2022.  The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales and higher material, labor and T&E costs, partially offset by benefits from cost reduction initiatives. Changes in foreign currency exchange rates had an unfavorable impact of $2.0 million on the segment's adjusted EBITDA compared to the prior year.

Interest expense for fiscal 2023 was $44.6 million, compared to $27.7 million in fiscal 2022.  The increase in interest expense primarily reflected higher average interest rates in the current fiscal year. Other income (deductions), net for the year ended September 30, 2023 represented a decrease in pre-tax income of $2.6 million, compared to a decrease in pre-tax income of $32.6 million in fiscal 2022. Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $1.6 million and $31.8 million in fiscal years 2023 and 2022, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Fiscal 2022 non-service pension expense included a $30.9 million non-cash charge resulting from the full settlement of the Company's principal defined benefit retirement plan ("DB Plan") obligations. Refer to Note 15, "Pension and Other Postretirement Plans" in Item 8 - "Financial Statements and Supplementary Data" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Other income (deductions), net included currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey totaling $1.4 million and $1.5 million in fiscal years 2023 and 2022, respectively (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - "Financial Statements and Supplementary Data" for further details).

The Company's consolidated income taxes for the year ended September 30, 2023 were an expense of $1.8 million, compared to a benefit of $4.4 million for fiscal 2022. The difference between the Company's consolidated income taxes for fiscal 2023 compared to fiscal 2022 partially resulted from fiscal 2023 having consolidated income before income taxes compared to fiscal 2022 having a consolidated loss before income taxes. The fiscal 2023 tax rate was negatively impacted by share-based compensation. Additionally, the fiscal 2023 tax rate benefited from research and development and foreign tax credits and the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2022 consolidated loss reflected a goodwill write-down recorded in the fourth quarter of fiscal 2022 that was primarily non-deductible. The fiscal 2022 effective tax rate also benefited from research and development and foreign tax credits. The fiscal 2022 effective tax rate was negatively impacted by foreign net operating losses requiring a full valuation allowance.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Net losses attributable to noncontrolling interests were $155,000 in fiscal 2023, compared to $54,000 in fiscal 2022.  The net losses attributable to noncontrolling interests primarily reflected losses in less than wholly-owned businesses.

Comparison of Fiscal 2022 and Fiscal 2021:

For a comparison of the Company's results of operations for the fiscal years ended September 30, 2022 and September 30, 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on November 18, 2022.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, ERP integration costs, strategic initiative and other charges (which includes non-recurring charges related to operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and divestiture costs, and ERP integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2023	2022	2021
	(Dollar amounts in thousands)
Net income (loss)	$39,136	$(99,828)	$2,858
Income tax provision (benefit)	1,774	(4,391)	6,375
Income (loss) before income taxes	40,910	(104,219)	9,233
Net loss attributable to noncontrolling interests	155	54	52
Interest expense, including Receivables Purchase Agreement ("RPA") and factoring financing fees (1)	48,690	28,771	28,684
Depreciation and amortization *	96,530	104,056	133,512
Acquisition and divestiture related items (2)**	5,293	7,898	541
Strategic initiatives and other charges (3)**	13,923	28,060	28,998
Non-recurring / incremental COVID-19 costs (4)***	—	2,985	5,312
Highly inflationary accounting losses (primarily non-cash) (5)	1,360	1,473	—
Defined benefit plan termination related items (6)	—	(429)	—
Asset write-downs, net (7)	—	10,050	—
Goodwill write-downs (8)	—	82,454	—
Stock-based compensation	17,308	17,432	15,581
Non-service pension and postretirement expense (9)	1,640	31,823	5,837
Total Adjusted EBITDA	$225,809	$210,408	$227,750

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $4.0 million and $1.0 million for the fiscal years ended September 30, 2023 and 2022, respectively.
(2) Includes certain non-recurring costs associated with recent acquisition and divestiture activities, and also includes a gain of $1.8 million in fiscal year 2023 related to the divestiture of a business in the Industrial Technologies segment.

(3) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels and costs associated with global ERP system integration efforts, net of loss recoveries of $2.2 million in fiscal year 2023 related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(4) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(5) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - “Financial Statements and Supplementary Data”).

(6) Represents items associated with the termination of the Company's DB Plan, supplemental retirement plan and the defined benefit portion of the officers retirement restoration plan.
(7) Represents asset write-downs, net of recoveries within the SGK Brand Solutions segment (see Note 23, "Asset Write-Downs" in Item 8 - “Financial Statements and Supplementary Data”).
(8) Represents goodwill write-downs within the SGK Brand Solutions segment (see Note 22, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data”).
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

* Depreciation and amortization was $23.7 million, $23.2 million, and $23.0 million, for the Memorialization segment, $23.2 million, $11.4 million, and $11.4 million for the Industrial Technologies segment, $44.8 million, $64.2 million, and $93.7 million for the SGK Brand Solutions segment, and $4.8 million, $5.3 million, and $5.4 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $1.0 million, $3.5 million, and $1.9 million for the Memorialization segment, $4.1 million, $5.6 million, and $4.0 million for the Industrial Technologies segment, $10.9 million, $19.4 million, and $12.3 million for the SGK Brand Solutions segment, and $3.2 million, $7.5 million, and $11.3 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $1.3 million. and $3.6 million for the Memorialization segment, $6,000, and $38,000 for the Industrial Technologies segment, $1.2 million, and $1.5 million for the SGK Brand Solutions segment, $466,000, and $89,000 for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, and 2021, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $79.5 million for the year ended September 30, 2023, compared to $126.9 million and $162.8 million for fiscal years 2022 and 2021, respectively. Operating cash flow for fiscal 2023 principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. The change in working capital in fiscal 2023 primarily reflected higher inventory levels, lower trade accounts payable, and changes in contract assets and liabilities related to products and services provided to customers over time, partially offset by proceeds from the sale of receivables under a receivables purchase agreement and a non-recourse factoring arrangement (see below for further discussion). Operating cash flow for fiscal 2022 principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, goodwill and other asset write-downs, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2022 operating cash flow also reflected $35.7 million of contributions to fully fund the settlement of the Company's DB Plan obligations. The favorable movements in working capital in fiscal 2022 primarily reflected proceeds from the sale of receivables under a receivables purchase agreement, partially offset by higher inventory levels reflecting increased commodity costs, lower performance-based compensation accruals, and changes in other accounts. Operating cash flow for fiscal 2021 principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains related to investments, and non-cash pension expense, and changes in working capital items. Fiscal 2021 operating cash flow also reflected a $15.0 million discretionary contribution to fund the DB Plan. The favorable movements in working capital in fiscal 2021 primarily reflected increased trade accounts payable.

Cash used in investing activities was $58.7 million for the year ended September 30, 2023, compared to $80.9 million and $13.0 million for fiscal years 2022 and 2021, respectively.  Investing activities for fiscal 2023 primarily reflected capital expenditures of $50.6 million, acquisition payments (net of cash acquired or received from sellers) of $15.3 million, purchases of investments of $1.6 million, proceeds from the sale of assets of $2.1 million, and proceeds from divestitures of $6.7 million. Investing activities for fiscal 2022 primarily reflected capital expenditures of $61.3 million, acquisition payments (net of cash acquired or received from sellers) of $44.5 million, purchases of investments of $2.2 million, proceeds from the sale of assets of $5.0 million, proceeds from the sale of investments of $8.8 million, and proceeds from the settlement of net investment hedges of $13.1 million.  Investing activities for fiscal 2021 primarily reflected capital expenditures of $34.3 million, acquisition payments (net of cash acquired or received from sellers) of $15.6 million, proceeds from the sale of assets of $2.8 million, and proceeds from the sale of investments of $34.2 million.

Capital expenditures were $50.6 million for the year ended September 30, 2023, compared to $61.3 million and $34.3 million for fiscal years 2022 and 2021, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $48.7 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2024 is currently estimated to be approximately $75 million. Capital spending in fiscal years 2022 through 2024 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2023 was $50.2 million, and principally reflected repayments, net of proceeds, on long-term debt of $18.2 million, purchases of treasury stock of $2.9 million, and payment of dividends to the Company's shareholders of $28.2 million ($0.92 per share). Cash used in financing activities for the year ended September 30, 2022 was $37.2 million, and principally reflected proceeds, net of repayments, on long-term debt of $35.7 million, purchases of treasury stock of $41.7 million, payment of dividends to the Company's shareholders of $27.7 million ($0.88 per share), and $725,000 of holdback and contingent consideration payments related to acquisitions from prior years. Cash used in financing activities for the year ended September 30, 2021 was $122.9 million, and principally reflected repayments, net of proceeds, on long-term debt of $76.8 million, purchases of treasury stock of $11.9 million, payment of dividends to the Company's shareholders of $27.7 million ($0.86 per share), $1.8 million of holdback and contingent consideration payments related to acquisitions from prior years, and $1.8 million of payments for the acquisition of noncontrolling interests.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million ) can be drawn in foreign currencies. In March 2023, an amendment to the domestic credit facility implemented SOFR as the replacement of LIBOR as the benchmark interest rate under the facility. The Company accounted for the change in reference rate as a non-substantial modification. Borrowings under the revolving credit facility now bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at September 30, 2023) based on the Company's secured leverage ratio. Previously, borrowings under the revolving credit facility bore interest at LIBOR plus a factor ranging from 0.75% to 2.00% based on the Company's secured leverage ratio. The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement.  The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $949,000 and $1.5 million at September 30, 2023 and September 30, 2022, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2023 and 2022 were $405.0 million and $428.0 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2023 and 2022 were €55.0 million ($58.2 million) and €45.0 million ($44.1 million), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2023 and 2022 was 5.95% and 3.13%, respectively.

The Company has $299.6 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $1.1 million and $1.7 million at September 30, 2023 and 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2023, and 2022, the amount sold to the Purchasers was $101.8 million and $96.6 million, respectively which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $57.9 million and $44.3 million as of September 30, 2023 and 2022, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	For the Year Ended September 30,
	2023	2022
Gross receivables sold	$393,493	$424,789
Cash collections reinvested	(388,283)	(328,199)
Net cash proceeds received	$5,210	$96,590

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $55.2 million during the fiscal year ended September 30, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2023, the amount of factored receivables that remained outstanding was $18.0 million.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €10.0 million ($10.6 million). This facility also provides €18.5 million ($19.6 million) for bank guarantees.  This facility has no stated maturity date and is available until terminated. There were no outstanding borrowings under the credit facility at September 30, 2023. Outstanding borrowings under the credit facility totaled €8.2 million ($8,050) at September 30, 2022. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at September 30, 2022.

Other borrowings totaled $19.2 million and $13.4 million at September 30, 2023 and 2022, respectively. The weighted-average interest rate on these borrowings was 2.95% and 1.85% at September 30, 2023 and 2022, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2023	September 30, 2022
	(Dollar amounts in thousands)
Notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.1	3.1
Weighted-average received rate	5.32%	3.14%
Weighted-average pay rate	3.83%	1.04%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $4.0 million ($3.0 million after tax) and $10.7 million ($7.9 million after tax) at September 30, 2023 and 2022, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI"). Unrecognized gains of $8.1 million ($6.0 million after tax) related to the terminated LIBOR-based swaps were also included in AOCI as of September 30, 2023.  Assuming market rates remain constant with the rates at September 30, 2023, a gain (net of tax) of approximately $3.9 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of September 30, 2023 and 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $2.1 million (net of income taxes of $701,000) and a gain of $2.8 million (net of income taxes of $940,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2023 and 2022, respectively. Income of $1.2 million and $1.6 million, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for fiscal 2023 and fiscal 2022, respectively. At September 30,

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

2023 and 2022, the swap totaled $2.8 million and $3.7 million, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations. Currency losses of $5.4 million (net of income taxes of $1.7 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2021.

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency exposure. Changes in the fair value of these economic hedges are recorded in current period earnings as a component of other income (deductions), net. During fiscal 2022, net gains from economic hedges (which largely offset losses from underlying foreign currency exposures) totaled $4.7 million. No such economic hedge contracts were outstanding as of September 30, 2023 or 2022.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,195,013 shares remain available for repurchase as of September 30, 2023.

Consolidated working capital was $253.7 million at September 30, 2023, compared to $217.2 million at September 30, 2022.  Cash and cash equivalents were $42.1 million at September 30, 2023, compared to $69.0 million at September 30, 2022.  The Company's current ratio was 1.6 and 1.5 at September 30, 2023 and 2022, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at September 30, 2023, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2024	2025 to 2026	2027 to 2028	After 2028
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$463,168	$—	$405,000	$—	$58,168
2025 Senior Notes	337,875	15,750	322,125	—	—
Finance lease obligations (1)	10,307	3,034	3,840	2,170	1,263
Non-cancelable operating leases (1)	79,413	26,123	36,646	13,169	3,475
Other	28,380	1,037	17,624	2,299	7,420
Total contractual cash obligations	$919,143	$45,944	$785,235	$17,638	$70,326
(1)Lease obligations have not been discounted to their present value.

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24.2 million to fully settle the Company's non-qualified Supplemental Retirement Plan ("SERP") and defined benefit portion of the Company's Officers Retirement Restoration Plan ("ORRP") obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1.3 million, which has been presented as a component of other income (deductions), net for the year ended September 30, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP. During fiscal 2023, the remaining funds held in a rabbi trust associated with the SERP were transferred to the Company. Consequently, these amounts are no longer classified as restricted cash.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2023, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.8 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

ACQUISITIONS AND DIVESTITURES:

Refer to Note 21, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions and divestitures.

FORWARD-LOOKING INFORMATION:

Management routinely develops and reviews with the Company’s Board of Directors strategic plans with the primary objective of continuous improvement in the Company’s consolidated sales and operating results. Strategic plans are developed at the business segment level and generally contain strategies for organic growth and acquisitions. Organic growth primarily reflects the Company’s internal efforts to grow its businesses including commercial activities, cost structure and productivity improvements, new product development, and the expansion into new markets with existing products. Growth through acquisitions reflects the benefits from acquired businesses and also includes related integration activities to achieve commercial and cost synergy benefits.

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. The Industrial Technologies segment received over $200 million of new orders during the fiscal 2023 first quarter for its energy storage solutions business. The orders have been received from multiple EV, fuel cell, and battery manufacturers and are expected to impact the segment’s sales through mid-fiscal 2024. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, the Company expects that sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of the Company’s businesses, particularly the Industrial Technologies and SGK Brand Solutions segments, currency fluctuations can also be a significant factor on Company’s U.S. dollar reported results.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2023.

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
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2023 (January 1, 2023) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 9% as of January 1, 2023. In light of the limited excess fair value over carrying value and further declines experienced by the SGK Brand Solutions reporting unit, management determined that a triggering event occurred during the fourth quarter of fiscal 2023, resulting in an interim assessment of goodwill for the reporting unit, as of September 1, 2023. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 4%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.
In fiscal 2022, in its assessment of the potential impacts of weakened economic conditions (particularly in Europe), increases in the cost of certain materials, labor, and other inflation-related pressures, and unfavorable changes in foreign exchange rates on the estimated future earnings and cash flows for the SGK Brand Solutions reporting unit, and in light of the limited excess fair value over carrying value for this reporting unit, management determined a triggering event occurred, resulting in a re-evaluation of goodwill for the reporting unit, as of September 1, 2022. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $82.5 million during the fiscal 2022 fourth quarter. Subsequent to this write-down, the fair value of the SGK Brand Solutions reporting unit approximated its carrying value at September 1, 2022. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology.
Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are exempt from tax, or such earnings are considered to be reinvested indefinitely in foreign operations.

INFLATION:
Recent labor cost increases and other inflation-related pressures have had an unfavorable impact on the Company's results of operations (see "Results of Operations"). Although recent economic conditions increase the level of uncertainty in the Company's near-term outlook, inflation is not currently anticipated to have a material impact on a long-term basis.

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

Interest Rates - The Company's most significant long-term instrument is the domestic credit facility. U.S. dollar denominated debt under the domestic credit facility bears interest at variable rates based on SOFR (LIBOR for periods prior to March 2023).

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2023	September 30, 2022
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.1	3.1
Weighted-average received rate	5.32%	3.14%
Weighted-average pay rate	3.83%	1.04%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected a net unrealized gain of $4.0 million ($3.0 million after-tax) at September 30, 2023 that is included in equity as part of AOCI.  A hypothetical decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a decrease of approximately $502,000 in the fair value of the interest rate swaps.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $69.5 million and a decrease in reported operating income of $3.4 million for the year ended September 30, 2023.

As of September 30, 2023, the Company had a foreign currency derivative contract (U.S. Dollar/Euro cross currency swap) with a notional amount of $81.4 million designated as a net investment hedge of foreign operations. The net unrealized loss for this swap contract at September 30, 2023 was of $2.1 million (net of income taxes of $701,000). As of September 30, 2023, the potential gain or loss in the fair value of the swap contract assuming a hypothetical 10% fluctuation in the market rates would be approximately $9.0 million.

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

Actuarial Assumptions - As of September 30, 2023, all of the Company's defined benefit plans are unfunded. The most significant actuarial assumption affecting pension expense and pension obligations is discount rates. A hypothetical decrease of 1% in discount rates would result in an increase of approximately $2.1 million in the projected benefit obligation. Refer to Note 15, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2023.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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
November 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2023 expressed an unqualified opinion thereon.
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

Critical Audit Matter

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

Valuation of SGK Brand Solutions Reporting Unit Goodwill
Description of the Matter	As more fully described in Note 22 to the consolidated financial statements, during 2023, the Company performed its annual goodwill impairment test as of January 1, 2023 and determined that the estimated fair value of the SGK Brand Solutions reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 9%. Because of the limited excess fair value over carrying value and further declines experienced by the SGK Brand Solutions reporting unit, the Company determined that a triggering event occurred during the fourth quarter of fiscal 2023, resulting in an interim assessment of goodwill for the reporting unit as of September 1, 2023. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 4%. The Company utilized a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. Significant assumptions used in the Company’s fair value estimate included estimates of revenue growth, EBITDA contribution and the discount rates.

Auditing the annual and interim goodwill impairment analyses was complex, as it included estimating the fair value of the reporting unit. In particular, the fair value estimates are sensitive to the significant assumptions named above, which are affected by expected future market or economic conditions.

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

Pittsburgh, Pennsylvania
November 17, 2023

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2023 and 2022
(Dollar amounts in thousands, except per share data)

ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$42,101	$69,016
Accounts receivable, net of allowance for doubtful accounts of $10,784 and $10,138, respectively	207,526	221,015
Inventories	260,409	225,440
Restricted cash, current	—	2,398
Contract assets	74,646	48,210
Other current assets	63,575	62,537

Total current assets	648,257	628,616

Investments	24,988	25,976

Property, plant and equipment, net	270,326	256,065

Operating lease right-of-use-assets	71,629	71,974

Deferred income taxes	2,269	3,610

Goodwill	698,109	675,421

Other intangible assets, net	160,478	202,154

Other assets	11,325	18,955

Total assets	$1,887,381	$1,882,771

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2023 and 2022
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2023	2022
Current liabilities:
Long-term debt, current maturities	$3,696	$3,277
Current portion of operating lease liabilities	23,983	22,869
Trade accounts payable	114,316	121,359
Accrued compensation	58,872	58,272
Accrued income taxes	12,561	9,277
Contract liabilities	36,935	31,871
Other current liabilities	144,237	164,450
Total current liabilities	394,600	411,375

Long-term debt	786,484	795,291

Operating lease liabilities	50,189	51,445

Deferred income taxes	71,255	92,589

Other liabilities	59,572	44,995
Total liabilities	1,362,100	1,395,695

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	168,211	160,255
Retained earnings	714,727	706,749
Accumulated other comprehensive loss	(174,404)	(190,191)
Treasury stock, 5,864,778 and 6,035,940 shares, respectively, at cost	(219,200)	(225,795)
Total shareholders' equity-Matthews	525,668	487,352
Noncontrolling interests	(387)	(276)
Total shareholders' equity	525,281	487,076

Total liabilities and shareholders' equity	$1,887,381	$1,882,771

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended September 30, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	2023	2022	2021
Sales	$1,880,896	$1,762,403	$1,671,030
Cost of sales	(1,303,224)	(1,240,125)	(1,129,198)

Gross profit	577,672	522,278	541,832

Selling expense	(140,119)	(128,362)	(130,199)
Administrative expense	(307,368)	(298,315)	(285,366)
Intangible amortization	(42,068)	(57,084)	(84,233)
Goodwill write-downs	—	(82,454)	—

Operating profit (loss)	88,117	(43,937)	42,034

Interest expense	(44,648)	(27,725)	(28,684)
Other income (deductions), net	(2,559)	(32,557)	(4,117)

Income (loss) before income taxes	40,910	(104,219)	9,233

Income tax (provision) benefit	(1,774)	4,391	(6,375)

Net income (loss)	39,136	(99,828)	2,858

Net loss attributable to noncontrolling interests	155	54	52

Net income (loss) attributable to Matthews shareholders	$39,291	$(99,774)	$2,910

Earnings (loss) per share attributable to Matthews shareholders:

Basic	$1.28	$(3.18)	$0.09

Diluted	$1.26	$(3.18)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2023, 2022 and 2021
(Dollar amounts in thousands)

	Year Ended September 30, 2023
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$39,291	$(155)	$39,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13,114	11	13,125
Pension plans and other postretirement benefits	1,578	—	1,578
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	3,056	—	3,056
Net amount reclassified to earnings	(1,961)	—	(1,961)
Net change in unrecognized gain on cash flow hedges	1,095	—	1,095
Other comprehensive income, net of tax	15,787	11	15,798
Comprehensive income (loss)	$55,078	$(144)	$54,934

	Year Ended September 30, 2022
	Matthews	Noncontrolling Interest	Total

Net loss	$(99,774)	$(54)	$(99,828)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(48,059)	14	(48,045)
Pension plans and other postretirement benefits	41,112	—	41,112
Unrecognized gain on cash flow hedges:
Net change from periodic revaluation	8,148	—	8,148
Net amount reclassified to earnings	1,347	—	1,347
Net change in unrecognized gain on cash flow hedges	9,495	—	9,495
Other comprehensive income, net of tax	2,548	14	2,562
Comprehensive loss	$(97,226)	$(40)	$(97,266)

	Year Ended September 30, 2021
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$2,910	$(52)	$2,858
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,370)	(127)	(3,497)
Pension plans and other postretirement benefits	47,024	—	47,024
Unrecognized gain on cash flow hedges:
Net change from periodic revaluation	1,873	—	1,873
Net amount reclassified to earnings	2,453	—	2,453
Net change in unrecognized gain on cash flow hedges	4,326	—	4,326
Other comprehensive income (loss), net of tax	47,980	(127)	47,853
Comprehensive income (loss)	$50,890	$(179)	$50,711

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2020	$36,334	$135,187	$859,002	$(240,719)	$(178,997)	$626	$611,433
Net income (loss)	—	—	2,910	—	—	(52)	2,858
Pension plans and other postretirement benefits	—	—	—	47,024	—	—	47,024
Translation adjustment	—	—	—	(3,370)	—	(127)	(3,497)
Fair value of cash flow hedges	—	—	—	4,326	—	—	4,326
Total comprehensive income							50,711
Stock-based compensation	—	15,581	—	—	—	—	15,581
Purchase of 380,109 shares of treasury stock	—	—	—	—	(11,858)	—	(11,858)
Issuance of 53,377 shares of treasury stock	—	(2,097)	—	—	2,097	—	—
Cancellation of 34,727 shares of treasury stock	—	1,981	—	—	(1,981)	—	—
Dividends	—	—	(27,704)	—	—	—	(27,704)
Transactions with noncontrolling interests	—	(1,168)	—	—	—	(592)	(1,760)
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(99,774)	—	—	(54)	(99,828)
Pension plans and other postretirement benefits	—	—	—	41,112	—	—	41,112
Translation adjustment	—	—	—	(48,059)	—	14	(48,045)
Fair value of cash flow hedges	—	—	—	9,495	—	—	9,495
Total comprehensive loss							(97,266)
Stock-based compensation	—	17,432	—	—	—	—	17,432
Purchase of 1,363,785 shares of treasury stock	—	—	—	—	(41,717)	—	(41,717)
Issuance of 223,033 shares of treasury stock	—	(8,767)	—	—	8,767	—	—
Cancellation of 31,309 shares of treasury stock	—	2,106	—	—	(2,106)	—	—
Dividends	—	—	(27,685)	—	—	—	(27,685)
Divestiture	—	—	—	—	—	(91)	(91)
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	39,291	—	—	(155)	39,136
Pension plans and other postretirement benefits	—	—	—	1,578	—	—	1,578
Translation adjustment	—	—	—	13,114	—	11	13,125
Fair value of cash flow hedges	—	—	—	1,095	—	—	1,095
Total comprehensive income							54,934
Stock-based compensation	—	17,308	—	—	—	—	17,308
Purchase of 99,829 shares of treasury stock	—	—	—	—	(2,857)	—	(2,857)
Issuance of 305,318 shares of treasury stock	—	(11,310)	—	—	11,410	—	100
Cancellation of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(31,313)	—	—	—	(31,313)
Transactions with noncontrolling interests	—	—	—	—	—	33	33
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2023, 2022 and 2021
(Dollar amounts in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$39,136	$(99,828)	$2,858
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	96,530	104,056	133,512
Stock-based compensation expense	17,308	17,432	15,581
Deferred tax (benefit) provision	(21,626)	(32,962)	4,158
Gain on divestitures and sale of assets, net	(2,980)	(3,390)	(412)
Asset write-downs	—	10,050	—
Goodwill write-downs	—	82,454	—
Defined benefit plan settlement losses	1,271	30,856	—
Defined benefit plan settlement payments	(24,242)	(35,706)	—
Proceeds from the settlement of cash flow hedges	10,474	—	—
Changes in working capital items	(35,503)	29,590	12,982
Decrease in other assets	9,339	20,093	15,115
Decrease in other liabilities	(8,863)	(9,699)	(16,346)
Other operating activities, net	(1,320)	13,914	(4,637)
Net cash provided by operating activities	79,524	126,860	162,811
Cash flows from investing activities:
Capital expenditures	(50,598)	(61,321)	(34,313)
Acquisitions, net of cash acquired	(15,341)	(44,469)	(15,623)
Purchases of investments	(1,606)	(2,198)	—
Proceeds from sale of assets	2,120	4,955	2,776
Proceeds from divestitures	6,700	344	—
Proceeds from sale of investments	—	8,771	34,167
Proceeds from the settlement of net investment hedges	—	13,066	—
Net cash used in investing activities	(58,725)	(80,852)	(12,993)
Cash flows from financing activities:
Proceeds from long-term debt	865,747	777,809	625,628
Payments on long-term debt	(883,971)	(742,121)	(702,395)
Purchases of treasury stock	(2,857)	(41,717)	(11,858)
Dividends	(28,202)	(27,685)	(27,704)
Acquisition holdback and contingent consideration payments	—	(725)	(1,781)
Transactions with noncontrolling interests	—	—	(1,760)
Other financing activities	(912)	(2,774)	(2,982)
Net cash used in financing activities	(50,195)	(37,213)	(122,852)
Effect of exchange rate changes on cash	83	(5,724)	43
Net change in cash, cash equivalents and restricted cash	(29,313)	3,071	27,009
Cash, cash equivalents and restricted cash at beginning of year	71,414	68,343	41,334
Cash, cash equivalents and restricted cash at end of year	$42,101	$71,414	$68,343
Cash paid during the year for:
Interest	$43,525	$27,411	$28,824
Income taxes	18,014	13,647	9,166
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. SGK Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

Pension and Other Postretirement Plans:

Pension liabilities are determined on an actuarial basis and are affected by the discount rate used to determine the present value of benefit obligations which will affect the amount of pension cost. Differences between actual and expected results or changes in the value of the obligations are initially recognized through other comprehensive income and subsequently amortized to the Consolidated Statement of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. As of September 30, 2023 and 2022, the Company had net monetary assets related to its Turkish subsidiaries of $4,271 and $5,022, respectively. Exchange losses related to highly inflationary accounting totaled $1,360 and $1,473 in fiscal 2023 and 2022, respectively, and were included in the Consolidated Statements of Income within other income (deductions), net.

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

Revenue Recognition:

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price for goods and services, as well as warranties. Transaction price also reflects estimates of rebates, other sales or contract renewal incentives, cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. The Company elected to apply the practical expedient under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers which exempts the adjustment of the consideration for the existence of a significant financing component when the period between the transfer of the services and the payment for such services is one year or less. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including purpose-built engineered products (primarily in support of the electric vehicle and energy storage solutions industries), cremation and incineration projects, and product identification and warehouse automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Contract assets include unbilled amounts resulting from sales under contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. Contract liabilities include customer deposits that are made prior to the satisfaction of performance obligations for a contract. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Refer to Note 4, “Revenue Recognition,” for a further discussion.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $15,560, $15,536 and $13,206 for the years ended September 30, 2023, 2022 and 2021, respectively.

Stock-Based Compensation:

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
Income Taxes:

Deferred tax assets and liabilities are provided for the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are exempt from tax, or such earnings are considered to be reinvested indefinitely in foreign operations.

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

Adopted

In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update) which enhances the transparency of stock based compensation and material nonpublic information at the time of a grant. The adoption of this ASU in the fourth quarter of fiscal 2023 had no material impact on the Company's consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the years ended September 30, 2023, 2022 and 2021.

Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2023	$10,138	$1,625	$—	$(979)	$10,784
September 30, 2022	10,654	1,368	—	(1,884)	10,138
September 30, 2021	9,618	2,182	—	(1,146)	10,654
(1) Amounts determined not to be collectible (including direct write-offs), net of recoveries.

4.    REVENUE RECOGNITION:

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2023, 2022 and 2021 were as follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Memorialization:
2023	$799,153	$—	$32,745	$11,099	$—	$842,997
2022	788,791	—	41,184	10,149	—	840,124
2021	710,926	—	47,858	10,232	—	769,016

Industrial Technologies:
2023	$164,334	$—	$333,759	$—	$7,658	$505,751
2022	155,977	—	172,985	—	6,561	335,523
2021	142,516	—	135,612	—	6,367	284,495

SGK Brand Solutions:
2023	$255,751	$5,260	$206,232	$8,814	$56,091	$532,148
2022	285,499	4,729	230,437	11,057	55,034	586,756
2021	287,954	5,036	262,804	13,336	48,389	617,519

Consolidated:
2023	$1,219,238	$5,260	$572,736	$19,913	$63,749	$1,880,896
2022	1,230,267	4,729	444,606	21,206	61,595	1,762,403
2021	1,141,396	5,036	446,274	23,568	54,756	1,671,030

Revenue from products or services provided to customers over time accounted for approximately 15%, 12%, and 11% of revenue for the years ended September 30, 2023, 2022, and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

5.    FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

As of September 30, 2023 and 2022, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$4,006	$—	$4,006
Equity and fixed income mutual funds	—	699	—	699
Life insurance policies	—	4,926	—	4,926
Total assets at fair value	$—	$9,631	$—	$9,631

Liabilities:
Derivatives (1)	$—	$2,766	$—	$2,766
Total liabilities at fair value	$—	$2,766	$—	$2,766

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$14,421	$—	$14,421
Equity and fixed income mutual funds	—	—	—	—
Life insurance policies	—	4,439	—	4,439
Total assets at fair value	$—	$18,860	$—	$18,860
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value for the years ended September 30, 2023 and 2022.

6. INVENTORIES:

Inventories at September 30, 2023 and 2022 consisted of the following:

	2023	2022
Raw materials	$70,451	$52,586
Work in process	108,400	94,804
Finished goods	81,558	78,050
	$260,409	$225,440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

7.     INVESTMENTS:
At September 30, 2023 and 2022, non-current investments were as follows:

	2023	2022
Equity and fixed income mutual funds	$699	$—
Life insurance policies	4,926	4,439
Equity-method investments	323	2,729
Other (primarily cost-method) investments	19,040	18,808
	$24,988	$25,976

During fiscal 2023, the Company purchased the remaining ownership interest in a small Industrial Technologies business, which was previously held as an equity-method investment. See Note 21, "Acquisitions and Divestitures."

8.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2023 and 2022 were as follows:

	2023	2022
Buildings	$144,585	$137,827
Machinery, equipment and other	493,313	477,004
	637,898	614,831
Less accumulated depreciation	(416,663)	(404,548)
	221,235	210,283
Land	20,943	20,209
Construction in progress	28,148	25,573
	$270,326	$256,065

Depreciation expense, including amortization of assets under finance lease, was $54,462, $46,972 and $49,279 for each of the three years ended September 30, 2023, 2022 and 2021, respectively.

9.    DEBT AND FINANCING ARRANGEMENTS:

Long-term debt at September 30, 2023 and 2022 consisted of the following:

	2023	2022
Revolving credit facilities	$463,168	$480,107
2025 Senior Notes	298,500	297,961
Other borrowings	19,241	13,434
Finance lease obligations	9,271	7,066
Total debt	790,180	798,568
Less current maturities	(3,696)	(3,277)
Long-term debt	$786,484	$795,291

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. In March 2023, an amendment to the domestic credit facility implemented SOFR as the replacement of LIBOR as the benchmark interest rate under the facility. The Company accounted for the change in reference rate as a non-substantial modification. Borrowings under the revolving credit facility now bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at September 30, 2023) based on the Company's secured leverage ratio. Previously, borrowings under the revolving credit facility bore interest at LIBOR plus a factor ranging from 0.75% to 2.00% based on the Company's secured leverage ratio.  The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    DEBT AND FINANCING ARRANGEMENTS, (continued)
to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $949 and $1,522 at September 30, 2023 and September 30, 2022, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2023 and 2022 were $405,000 and $427,960, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2023 and 2022 were €55.0 million ($58,168) and €45.0 million ($44,097), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2023 and 2022 was 5.95% and 3.13%, respectively.

The Company has $299,625 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with 2025 Senior Notes. Unamortized costs were $1,125 and $1,664 at September 30, 2023 and 2022, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2023 and 2022, the amount sold to the Purchasers was $101,800 and $96,590, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $57,897 and $44,262 as of September 30, 2023 and 2022, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	For the Year Ended September 30,
	2023	2022
Gross receivables sold	$393,493	$424,789
Cash collections reinvested	(388,283)	(328,199)
Net cash proceeds received	$5,210	$96,590

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $55,159 during the fiscal year ended September 30, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2023, the amount of factored receivables that remained outstanding was $18,045.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.    DEBT AND FINANCING ARRANGEMENTS, (continued)
The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €10.0 million ($10,576). The facility also provides €18.5 million ($19,566) for bank guarantees. This facility has no stated maturity date and is available until terminated. There were no outstanding borrowings under the credit facility at September 30, 2023. Outstanding borrowings under the credit facility totaled €8.2 million ($8,050) at September 30, 2022. The weighted-average interest rate on outstanding borrowings under this facility was 2.25% at September 30, 2022.

Other borrowings totaled $19,241 and $13,434 at September 30, 2023 and 2022, respectively. The weighted-average interest rate on these borrowings was 2.95% and 1.85% at September 30, 2023 and 2022, respectively.

As of September 30, 2023 and 2022, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2023.

Aggregate maturities by fiscal year of long-term debt, including other borrowings, is as follows:

2024	$3,696
2025	406,032
2026	303,256
2027	1,101
2028	1,198
Thereafter	65,626
	780,909
Finance lease obligations	9,271	(a)
	$790,180
(a) Aggregate maturities of finance lease obligations can be found in Note 10, "Leases."

10.    LEASES:

The Company’s lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. The following table presents the balance sheet and lease classification for the Company's lease portfolio as of September 30, 2023 and 2022, respectively:

Balance Sheet Classification	Lease Classification	2023	2022
Non-current assets:
Property, plant and equipment, net	Finance	$10,804	$10,727
Operating lease right-of-use-assets	Operating	71,629	71,974
Total lease assets		$82,433	$82,701

Current liabilities:
Long-term debt, current maturities	Finance	$2,683	$2,284
Other current liabilities	Operating	23,983	22,869
Non-current liabilities:
Long-term debt	Finance	6,588	4,782
Operating lease liabilities	Operating	50,189	51,445
Total lease liabilities		$83,443	$81,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    LEASES, (continued)
The following table presents the components of lease cost for the years ended September 30, 2023, 2022 and 2021, respectively:

	2023	2022	2021
Finance lease cost:
Amortization of ROU assets	$2,791	$3,816	$4,016
Interest on lease liabilities	248	205	248
Operating lease cost	21,546	21,675	21,716
Variable lease cost	10,601	10,486	6,752
Sublease income	(89)	(279)	(83)
Total lease cost	$35,097	$35,903	$32,649

Supplemental information regarding the Company's leases follows:

	For the Year Ended September 30,
	2023	2022	2021
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$259	$211	$255
Operating cash flows from operating leases	27,194	27,648	28,246
Financing cash flows from finance leases	2,642	3,691	4,134
ROU assets obtained in exchange for new finance lease liabilities	4,745	1,516	3,687
ROU assets obtained in exchange for new operating lease liabilities	8,294	10,365	16,341

	September 30,
	2023	2022	2021
Weighted-average remaining lease term - finance leases (years)	4.47	4.28	3.85
Weighted-average remaining lease term - operating leases (years)	3.52	3.62	3.82
Weighted-discount rate - finance leases	4.48%	3.08%	2.70%
Weighted-discount rate - operating leases	3.47%	2.45%	2.28%

Maturities of lease obligations by fiscal year were as follows as of September 30, 2023:

	Operating Leases	Finance Leases
2024	$26,123	$3,034
2025	20,619	2,145
2026	16,027	1,695
2027	8,381	1,293
2028	4,788	877
Thereafter	3,475	1,263
Total future minimum lease payments	79,413	10,307
Less: Interest	5,241	1,036
Present value of lease liabilities:	$74,172	$9,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.    DERIVATIVES AND HEDGING ACTIVITIES:
The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At September 30, 2023 and 2022, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	September 30, 2023		September 30, 2022
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$920	$—	$3,358	$—
Long-term assets:
Other assets	3,086	—	7,341	3,722
Long-term liabilities:
Other liabilities	—	(2,766)	—	—
Total derivatives	$4,006	$(2,766)	$10,699	$3,722

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2023	September 30, 2022
Notional amount	$175,000	$125,000
Weighted-average maturity period (years)	4.1	3.1
Weighted-average received rate	5.32%	3.14%
Weighted-average pay rate	3.83%	1.04%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $4,006 ($2,991 after tax) and $10,699 ($7,937 after tax) at September 30, 2023 and 2022, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI"). Unrecognized gains of $8,084 ($6,041 after tax) related to the terminated LIBOR-based swaps were also included in AOCI as of September 30, 2023.  Assuming market rates remain constant with the rates at September 30, 2023, a gain (net of tax) of approximately $3,850 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392 as of September 30, 2023 and 2022, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $2,065 (net of income taxes of $701) and a gain of $2,782 (net of income taxes of $940), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2023 and 2022, respectively. Income of $1,159 and $1,645, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for fiscal 2023 and fiscal 2022, respectively. At September 30, 2023 and 2022, the swap totaled $2,766 and $3,722, respectively, and was included in other accrued liabilities and other assets in the Consolidated Balance Sheets, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.    DERIVATIVES AND HEDGING ACTIVITIES, (continued)

The Company enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting but which have the economic impact of largely mitigating foreign currency exposure. Changes in the fair value of these economic hedges are recorded in current period earnings as a component of other income (deductions), net. During fiscal 2022, net gains from economic hedges (which largely offset losses from underlying foreign currency exposures) totaled $4,677. No such economic hedge contracts were outstanding as of September 30, 2023 or 2022.

Refer to Note 16, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

12.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 1,195,013 shares remain available for repurchase as of September 30, 2023.

13.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting.  At September 30, 2023, 496,508 shares have been issued under the 2017 Equity Incentive Plan. 1,041,615 time-based restricted share units, 1,313,162 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,803,697 of these share-based awards are outstanding as of September 30, 2023. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the years ended September 30, 2023, 2022 and 2021, stock-based compensation cost totaled $17,308, $17,432 and $15,581, respectively. The associated future income tax benefit recognized was $3,821, $3,821 and $3,247 for the years ended September 30, 2023, 2022 and 2021, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.     SHARE-BASED PAYMENTS, (continued)
The transactions for restricted shares and restricted share units for the year ended September 30, 2023 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2022	1,459,233	$33.78
Granted	618,050	27.69
Vested	(211,158)	34.94
Expired or forfeited	(137,428)	40.89
Non-vested at September 30, 2023	1,728,697	$30.90

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

As of September 30, 2023, the total unrecognized compensation cost related to all unvested stock-based awards was $18,305 which is expected to be recognized over a weighted-average period of 1.9 years.

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

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan. Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2023, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2023 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting.  The value of deferred shares is recorded in other liabilities.  A total of 45,218 shares and share units had been deferred under the Director Fee Plans at September 30, 2023.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2023.  As of September 30, 2023, 336,127 restricted shares and restricted share units have been granted under the Director Fee Plans, 162,898 of which were issued under the 2019 Director Fee Plan. 60,057 restricted share units are unvested at September 30, 2023 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     EARNINGS PER SHARE:

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	2023	2022	2021
Net income (loss) attributable to Matthews shareholders	$39,291	$(99,774)	$2,910

Weighted-average shares outstanding (in thousands):
Basic shares	30,795	31,367	31,696
Effect of dilutive securities	494	—	291
Diluted shares	31,289	31,367	31,987

Dividends declared per common share	$0.92	$0.88	$0.86

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal years ended September 30, 2023 and 2021. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

15.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal defined benefit retirement plan ("DB Plan") was closed to new participants. As of September 30, 2023 and 2022, all of the Company's defined benefit plans are unfunded.

In April 2021, the Committee approved resolutions to freeze all future benefit accruals for all participants in the Company's non-qualified Supplemental Retirement Plan ("SERP") and the defined benefit portion of the Officers Retirement Restoration Plan (“ORRP”), effective April 30, 2021. In August 2021, the Committee approved the termination of the SERP and the defined benefit portion of the ORRP. In September 2021, the Company notified SERP and ORRP participants of its intention to fully settle the obligations of the SERP and ORRP in early fiscal 2023.

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

In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24,242 to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1,271, which has been presented as a component of other income (deductions), net for the year ended September 30, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP. During fiscal 2023, the remaining funds held in a rabbi trust associated with the SERP were transferred to the Company. Consequently, these amounts are no longer classified as restricted cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2023 and 2022:

	Pension		Other Postretirement
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$36,609	$293,926	$12,813	$18,841
Acquisitions (1)	—	9,829	—	—
Service cost	163	392	76	165
Interest cost	497	1,127	644	411
Actuarial gain	(512)	(19,978)	(641)	(5,989)
Settlement	(24,242)	(242,232)	—	—
Exchange loss (gain)	979	(3,093)	—	—
Benefit payments	(598)	(3,362)	(517)	(615)
Benefit obligation, end of year (2)	12,896	36,609	12,375	12,813

Change in plan assets:
Fair value, beginning of year	—	208,344	—	—
Actual return	—	368	—	—
Benefit payments	(598)	(3,362)	(517)	(615)
Employer contributions	24,840	36,882	517	615
Settlement	(24,242)	(242,232)	—	—
Fair value, end of year	—	—	—	—

Funded status	(12,896)	(36,609)	(12,375)	(12,813)
Unrecognized actuarial (gain) loss	(1,518)	5,140	(5,906)	(5,973)
Unrecognized prior service (credit) cost	—	(4,815)	(956)	(1,320)
Net amount recognized	$(14,414)	$(36,284)	$(19,237)	$(20,106)

Amounts recognized in the consolidated balance sheet:
Current liability	$(68)	$(24,172)	$(876)	$(830)
Noncurrent benefit liability	(12,828)	(12,437)	(11,499)	(11,983)
Accumulated other comprehensive (income) loss	(1,518)	325	(6,862)	(7,293)
Net amount recognized	$(14,414)	$(36,284)	$(19,237)	$(20,106)

Amounts recognized in accumulated
other comprehensive (income) loss:
Net actuarial (gain) loss	$(1,518)	$5,140	$(5,906)	$(5,973)
Prior service (credit) cost	—	(4,815)	(956)	(1,320)
Net amount recognized	$(1,518)	$325	$(6,862)	$(7,293)
(1) Fiscal 2022 reflects benefit obligations assumed in connection with the acquisition of OLBRICH and R+S Automotive. For additional information, see Note 21.
(2) Gains and losses related to changes in assumptions (e.g., discount rate, mortality, etc.), asset, salary and other experience, and curtailments impacted benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Based upon actuarial valuations performed as of September 30, 2023 and 2022, the accumulated benefit obligation for the Company's defined benefit pension plans was $12,896 and $36,609 at September 30, 2023 and 2022, respectively, and the projected benefit obligation for the Company's defined benefit pension plans was $12,896 and $36,609 at September 30, 2023 and 2022, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2023	2022	2021	2023	2022	2021
Service cost	$163	$392	$7,919	$76	$165	$201
Interest cost *	497	1,127	6,145	644	411	376
Expected return on plan assets *	—	(1,040)	(10,809)	—	—	—
Amortization:
Prior service cost	—	(152)	(127)	(364)	(364)	(364)
Net actuarial (gain) loss *	(64)	469	9,769	(708)	—	—
Curtailment gain *	—	—	(220)	—	—	—
Special termination benefits *	—	—	315	—	—	—
Prior-service cost write-offs *	—	—	261	—	—	—
Settlement*	1,271	30,856	—	—	—	—
Net benefit cost	$1,867	$31,652	$13,253	$(352)	$212	$213
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

Benefit payments under the Company's DB Plan were made from plan assets, while benefit payments under the SERP were made from the Company's operating funds. Benefit payments under the Company's postretirement benefit plan are made from the Company's operating funds.

Contributions made in fiscal 2023 are as follows:

Contributions	Pension	Other Postretirement
Supplemental retirement plan	$23,469	$—
Other retirement plans	1,371	—
Other postretirement plan	—	517

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's pension and other postretirement benefit plans was September 30, for fiscal 2023, 2022 and 2021.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2023	2022	2021	2023	2022	2021
Discount rate	4.13%	4.01%	2.79%	5.86%	5.37%	2.83%
Return on plan assets	—%	—%	3.10%	—	—	—
Compensation increase	—%	—%	3.50%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP-2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results. In October 2019, the Society of Actuaries released updated base mortality tables denoted PRI-2012, replacing the RP-2014 base tables. In fiscal years 2023, 2022 and 2021, the Company elected to value its pension and other postretirement benefit plan liabilities using the base PRI-2012 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC Scale MP mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2024	$616	$876
2025	623	896
2026	628	910
2027	637	893
2028	650	893
2029-2033	3,499	4,287
	$6,653	$8,755

For measurement purposes, a rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2024; the rate was assumed to decrease gradually to 4.0% for 2073 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $13,297, $12,442, and $9,186 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. The Company also provides a non-qualified deferred compensation plan for certain executives that permits participants to defer an amount of income into the plan during each calendar year. The expense associated with the contributions made to this plan was $1,385 for the fiscal year ended September 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME:
The changes in AOCI by component, net of tax, for the years ended September 30, 2023, 2022, and 2021 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment		Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2020	$(82,954)		$(151,881)		$(5,884)		$(240,719)
OCI before reclassification	39,822		(3,322)		1,873		38,373
Amounts reclassified from AOCI	7,202	(a)	(48)	(b)	2,453	(b)	9,607
Net current-period OCI	47,024		(3,370)		4,326		47,980
Balance, September 30, 2021	$(35,930)		$(155,251)		$(1,558)		$(192,739)
OCI before reclassification	17,851		(46,817)		8,148		(20,818)
Amounts reclassified from AOCI	23,261	(a)	(1,242)	(b)	1,347	(b)	23,366
Net current-period OCI	41,112		(48,059)		9,495		2,548
Balance, September 30, 2022	$5,182		$(203,310)		$7,937		$(190,191)
OCI before reclassification	1,476		13,979		3,056		18,511
Amounts reclassified from AOCI	102	(a)	(865)	(b)	(1,961)	(b)	(2,724)
Net current-period OCI	1,578		13,114		1,095		15,787
Balance, September 30, 2023	$6,760		$(190,196)		$9,032		$(174,404)

Attributable to noncontrolling interest:
Balance, September 30, 2020	$—		$368		$—		$368
OCI before reclassification	—		(127)		—		(127)
Net current-period OCI	—		(127)		—		(127)
Balance, September 30, 2021	$—		$241		$—		$241
OCI before reclassification	—		14		—		14
Net current-period OCI	—		14		—		14
Balance, September 30, 2022	$—		$255		$—		$255
OCI before reclassification	—		11		—		11
Net current-period OCI	—		11		—		11
Balance, September 30, 2023	$—		$266		$—		$266
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 15).
(b)Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 11).

Accumulated other comprehensive loss at September 30, 2023 and 2022 consisted of the following:

	2023	2022
Cumulative foreign currency translation	$(190,196)	$(203,310)
Fair value of cash flow hedges, net of tax of $1,015 and $2,762, respectively	9,032	7,937
Minimum pension liabilities, net of tax of $1,620 and $1,786, respectively	6,760	5,182
	$(174,404)	$(190,191)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)
Reclassifications out of AOCI for the years ended September 30, 2023, 2022 and 2021 were as follows:

Details about AOCI Components	September 30, 2023	September 30, 2022	September 30, 2021	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit (a)	$364	$516	$491
Actuarial gains (losses)	772	(469)	(9,769)	Other income (deductions), net
Prior service cost write-off	—	—	(261)	Other income (deductions), net
Settlement losses	(1,271)	(30,856)	—	Other income (deductions), net
	(135)	(30,809)	(9,539)	Income before income tax (b)
	33	7,548	2,337	Income taxes
	$(102)	$(23,261)	$(7,202)	Net income
Derivatives
Cash flow hedges	$2,626	$(1,786)	$(3,249)	Interest expense
Net investment hedges	1,159	1,645	63	Interest expense
	3,785	(141)	(3,186)	Income before income tax (b)
	(959)	36	781	Income taxes
	$2,826	$(105)	$(2,405)	Net income
(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 15.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

17.     INCOME TAXES:

The income tax provision (benefit) consisted of the following:

	2023	2022	2021
Current:
Federal	$13,967	$13,481	$(3,741)
State	4,381	4,676	3,579
Foreign	5,052	10,414	2,379
	23,400	28,571	2,217
Deferred:
Federal	(14,466)	(24,239)	5,829
State	(1,887)	(3,895)	169
Foreign	(5,273)	(4,828)	(1,840)
	(21,626)	(32,962)	4,158
Total	$1,774	$(4,391)	$6,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Effect of state income taxes, net of federal deduction	3.8%	0.2%	37.5%
Foreign statutory taxes compared to federal statutory rate	(0.7)%	1.6%	(18.6)%
Share-based compensation	3.6%	(1.1)%	24.5%
Termination of SERP	—%	—%	28.6%
Tax credits	(7.0)%	1.2%	(26.6)%
Sale of SERP-related investments	—%	—%	23.8%
Goodwill write-down	—%	(11.2)%	—%
Tax rate differential on net operating loss carryback	—%	—%	(21.4)%
Nontaxable income	(7.5)%	0.8%	(9.9)%
Utilization of foreign losses with valuation allowance	(5.6)%	—%	—%
Other *	(3.3)%	(8.3)%	10.1%
Effective tax rate	4.3%	4.2%	69.0%
* In Fiscal 2022, "Other" primarily consists of foreign net operating losses that had a full valuation allowance.

The Company's consolidated income taxes for the year ended September 30, 2023 were an expense of $1,774, compared to a benefit of $4,391 for fiscal 2022, and an expense of $6,375 for fiscal 2021. The difference between the Company's consolidated income taxes for fiscal 2023 compared to fiscal 2022 partially resulted from fiscal 2023 having consolidated income before income taxes compared to fiscal 2022 having a consolidated loss before income taxes. The fiscal 2023 tax rate was negatively impacted by share-based compensation. Additionally, the fiscal 2023 tax rate benefited from research and development and foreign tax credits and the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2022 consolidated loss reflected a goodwill write-down recorded in the fourth quarter of fiscal 2022 that was primarily non-deductible. The fiscal 2022 effective tax rate also benefited from research and development and foreign tax credits. The fiscal 2022 effective tax rate was negatively impacted by foreign net operating losses requiring a full valuation allowance.

The difference between the Company's consolidated income taxes for fiscal 2022 compared to fiscal 2021 partially resulted from fiscal 2022 having a consolidated loss before income taxes compared to fiscal 2021 having consolidated income before income taxes. The fiscal 2022 consolidated loss reflected a goodwill write-down recorded in the fourth quarter of fiscal 2022 that was primarily non-deductible. The Company’s fiscal 2021 effective tax rate benefited from research and development and foreign tax credits as well as the reduction of uncertain tax positions due to the expiration of the statute of limitations in certain jurisdictions, the completion of a state tax audit, and the tax benefit of the NOL carryback. The fiscal 2021 effective tax rate was negatively affected by the termination of the Company’s SERP, which resulted in certain expenses that are nondeductible for tax purposes.

The Company's foreign subsidiaries had income before income taxes for the year ended September 30, 2023 of approximately $43,090, loss before income taxes for the year ended September 30, 2022 of approximately $47,653 and income before income taxes for the year ended September 30, 2021 of approximately $6,685. Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, or such earnings are considered to be reinvested indefinitely in foreign operations. At September 30, 2023, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $368,306.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Pension and postretirement benefits	$5,544	$9,051
Accruals and reserves not currently deductible	11,158	10,909
Income tax credit carryforward	4,970	5,796
Operating and capital loss carryforwards	59,956	54,875
Stock options	8,007	7,103
Research and development capitalization	11,028	—
Other	3,016	50
Total deferred tax assets	103,679	87,784
Valuation allowances	(22,506)	(27,552)
Net deferred tax assets	81,173	60,232

Deferred tax liabilities:
Depreciation	(23,547)	(27,317)
Unrealized gains and losses	(2,969)	(2,793)
Goodwill and intangible assets	(97,415)	(98,715)
Revenue recognized over time	(21,226)	(10,847)
Other	(5,002)	(9,539)
Total deferred tax liabilities	(150,159)	(149,211)

Net deferred tax liability	$(68,986)	$(88,979)

At September 30, 2023, the Company had foreign net operating loss carryforwards of $292,206. The majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation. Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $22,506 at September 30, 2023. The Company has recorded deferred tax assets of $2,756 for state net operating loss carryforwards, which will be available to offset future income tax liabilities.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2023	2022	2021
Balance, beginning of year	$4,123	$2,807	$10,483
Increases for tax positions of prior years	100	1,393	—
Decreases for tax positions of prior years	—	(200)	(288)
Increases based on tax positions related to the current year	769	551	628
Decreases due to lapse of statute of limitation	(1,213)	(428)	(8,016)
Balance, end of year	$3,779	$4,123	$2,807

The Company had unrecognized tax benefits of $3,779 at September 30, 2023, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,648 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $730 and $876 at September 30, 2023 and 2022, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     INCOME TAXES, (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2023, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2020 and forward
United States - State	2019 and forward
Canada	2019 and forward
Germany	2019 and forward
United Kingdom	2022 and forward
Australia	2018 and forward
Singapore	2019 and forward

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

In the normal course of business, the Company may provide certain customers with performance guarantees, and at times letters of credit or surety bonds. The terms of these agreements expire at various dates between fiscal 2024 and 2026. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company's customer. The Company maintains it is in compliance with its performance obligations under all contracts for which there is a performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2024 and 2027.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2023 was $5,838.

19.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2023	2022	2021
Current assets:
Accounts receivable	$26,457	$74,013	$(13,423)
Inventories	(23,990)	(23,459)	(12,839)
Other current assets	(26,724)	(15,770)	(15,618)
	(24,257)	34,784	(41,880)
Current liabilities:
Trade accounts payable	(9,215)	7,437	29,621
Accrued compensation	(648)	(10,760)	10,791
Accrued income taxes	3,343	5,745	601
Other current liabilities	(4,726)	(7,616)	13,849
	(11,246)	(5,194)	54,862
Net change	$(35,503)	$29,590	$12,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and distribution of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION, (continued)

Information about the Company's segments follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Corporate and Non-Operating	Consolidated
Sales to external customers:
2023	$842,997	$505,751	$532,148	$—	$1,880,896
2022	840,124	335,523	586,756	—	1,762,403
2021	769,016	284,495	617,519	—	1,671,030
Intersegment sales:
2023	—	1,829	1,073	—	2,902
2022	—	1,057	1,295	—	2,352
2021	—	2,146	2,376	—	4,522
Depreciation and amortization:
2023	23,738	23,184	44,842	4,766	96,530
2022	23,228	11,387	64,173	5,268	104,056
2021	23,043	11,427	93,665	5,377	133,512
Adjusted EBITDA:
2023	163,986	66,278	57,128	(61,583)	225,809
2022	151,849	56,762	60,120	(58,323)	210,408
2021	165,653	34,889	91,435	(64,227)	227,750
Total assets:
2023	794,129	482,444	572,601	38,207	1,887,381
2022	800,666	414,019	631,291	36,795	1,882,771
2021	807,215	285,710	874,001	65,152	2,032,078
Capital expenditures:
2023	16,868	16,253	14,589	2,888	50,598
2022	28,899	13,646	14,287	4,489	61,321
2021	11,969	8,620	11,775	1,949	34,313

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2023	2022	2021
Total Adjusted EBITDA	$225,809	$210,408	$227,750
Acquisition and divestiture related items (1)**	(5,293)	(7,898)	(541)
Strategic initiatives and other charges (2)**	(13,923)	(28,060)	(28,998)
Non-recurring / incremental COVID-19 costs (3)***	—	(2,985)	(5,312)
Highly inflationary accounting losses (primarily non-cash) (4)	(1,360)	(1,473)	—
Defined benefit plan termination related items (5)	—	429	—
Asset write-downs, net (6)	—	(10,050)	—
Goodwill write-downs (7)	—	(82,454)	—
Stock-based compensation	(17,308)	(17,432)	(15,581)
Non-service pension and postretirement expense (8)	(1,640)	(31,823)	(5,837)
Depreciation and amortization *	(96,530)	(104,056)	(133,512)
Interest expense, including RPA and factoring financing fees (9)	(48,690)	(28,771)	(28,684)
Net loss attributable to noncontrolling interests	(155)	(54)	(52)
Income (loss) before income taxes	40,910	(104,219)	9,233
Income tax (provision) benefit	(1,774)	4,391	(6,375)
Net income (loss)	$39,136	$(99,828)	$2,858

(1) Includes certain non-recurring costs associated with recent acquisition and divestiture activity, and also includes a gain of $1,827 in fiscal year 2023 related to the divestiture of a business in the Industrial Technologies segment.

(2) Includes certain non-recurring costs associated with productivity and cost-reduction initiatives intended to result in improved operating performance, profitability and working capital levels and costs associated with global ERP system integration efforts, net of loss recoveries of $2,154 in fiscal year 2023 related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(3) Includes certain non-recurring direct incremental costs (such as costs for purchases of computer peripherals and devices to facilitate working-from-home, additional personal protective equipment and cleaning supplies and services, etc.) incurred in response to COVID-19. This amount does not include the impact of any lost sales or underutilization due to COVID-19.

(4) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries.
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

(9) Includes fees for receivables sold under the RPA and factoring arrangements totaling $4,042 and $1,046 for the fiscal years ended September 30, 2023 and 2022, respectively.
* Depreciation and amortization was $23,738, $23,228, and $23,043 for the Memorialization segment, $23,184, $11,387, and $11,427 for the Industrial Technologies segment, $44,842, $64,173, and $93,665 for the SGK Brand Solutions segment, and $4,766, $5,268, and $5,377 for Corporate and Non-Operating, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $1,002, $3,517, and $1,923 for the Memorialization segment, $4,108, $5,631, and $4,026 for the Industrial Technologies segment, $10,905, $19,359, and $12,323 for the SGK Brand Solutions segment, and $3,201, $7,451, and $11,267 for Corporate and Non-Operating, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively.
*** Non-recurring/incremental COVID-19 costs were $1,314, and $3,646 for the Memorialization segment, $6, and $38 for the Industrial Technologies segment, $1,199, and $1,539 for the SGK Brand Solutions segment, and $466, and $89 for Corporate and Non-Operating, for the fiscal years ended September 30, 2022, and 2021 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SEGMENT INFORMATION, (continued)

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2023	$1,219,238	$5,260	$572,736	$19,913	$63,749	$1,880,896
2022	1,230,267	4,729	444,606	21,206	61,595	1,762,403
2021	1,141,396	5,036	446,274	23,568	54,756	1,671,030

Long-lived assets:
2023	806,182	11,690	255,748	14,099	41,194	1,128,913
2022	822,566	10,787	242,614	14,895	42,778	1,133,640
2021	890,545	14,226	277,655	21,012	55,598	1,259,036

21.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2023:

In September 2023, the Company completed a small divestiture within the Industrial Technologies segment. Net proceeds from the divestiture totaled approximately $6,700, and the transaction resulted in a pre-tax gain of $1,827, which was recorded as a component of administrative expenses for the year ended September 30, 2023. The transaction also included $2,250 of contingent consideration, which represents the maximum amount the Company could potentially recognize at the resolution of the two-year contingency period.

In March 2023, the Company purchased the remaining ownership interest in a non-consolidated Industrial Technologies subsidiary for $4,759 (net of cash acquired and holdbacks). The preliminary purchase price allocation was not finalized as of September 30, 2023 and remains subject to change as the Company obtains additional information related to working capital and other assets and liabilities.

In February 2023, the Company acquired Eagle Granite Company ("Eagle") within the Memorialization segment for a total purchase price of $18,384, consisting of cash of $8,650 (net of cash acquired) and a deferred purchase price amount of $9,734, which is scheduled to be paid to the seller two years from the acquisition date. In addition, the Company recorded a liability of approximately $1,030 for potential future contingent consideration related to certain earnout provisions, which, if owed, is scheduled to be paid to the seller four years from the acquisition date. Eagle serves cemeteries and monument companies with a full complement of granite memorialization products. The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2023, resulting in an immaterial adjustment to certain working capital accounts.

During the first fiscal quarter of 2023, the Company completed small acquisitions within the SGK Brand Solutions segment for a combined purchase price of $1,932 (net of cash acquired and holdbacks). The Company finalized the purchase price allocations in the fourth quarter of fiscal 2023, resulting in an immaterial adjustment to certain tax accounts.

Fiscal 2022:

In August 2022, the Company acquired German-based engineering firms OLBRICH and R+S Automotive for a purchase price of approximately €43,700 ($44,469) (net of cash acquired) within the Industrial Technologies segment. OLBRICH is a production and intelligent equipment manufacturer, specializing in purpose-built rotary processing equipment, including equipment used in the manufacturing of dry and wet electrodes for lithium-ion batteries used in electric vehicles and components for hydrogen fuel cells and electrolyzers, with additional strong positions in Specialty & Pharma, Packaging and Home & Décor. R+S Automotive is a specialty engineering services provider of automation, plant and tooling concepts for automotive manufacturing companies around the world. Annual sales for these businesses were approximately $140,000 prior to the acquisition. The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2023, resulting in an immaterial adjustment to certain working capital, tax, and other accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21.     ACQUISITIONS AND DIVESTITURES, (continued)
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

22.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2023 and 2022, follow.

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated
Net goodwill at September 30, 2021	$366,360	$92,577	$314,850	$773,787
Additions during period	—	17,013	—	17,013
Translation and other adjustments	(4,578)	(2,568)	(25,779)	(32,925)
Goodwill write-down	—	—	(82,454)	(82,454)
Net goodwill at September 30, 2022	361,782	107,022	206,617	675,421
Additions during period	2,322	6,757	2,100	11,179
Divestiture during period	—	(2,525)	—	(2,525)
Translation and other adjustments	1,911	3,819	8,304	14,034
Net goodwill at September 30, 2023	$366,015	$115,073	$217,021	$698,109

The net goodwill balances at September 30, 2023 and 2022 included $261,186 of accumulated impairment losses. Accumulated impairment losses at September 30, 2023 and 2022 were $5,000, $23,946, and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

Fiscal 2023:

In fiscal 2023, the additions reflect the acquisition of Eagle Granite Company within the Memorialization segment, the purchase of the remaining ownership interest in an Industrial Technologies subsidiary, and small acquisitions within the SGK Brand Solutions segment.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2023 (January 1, 2023) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 9% as of January 1, 2023. In light of the limited excess fair value over carrying value and further declines experienced by the SGK Brand Solutions reporting unit, management determined that a triggering event occurred during the fourth quarter of fiscal 2023, resulting in an interim assessment of goodwill for the reporting unit, as of September 1, 2023. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 4%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)
Fiscal 2022:

In fiscal 2022, the additions to Industrial Technologies goodwill reflects the acquisition of OLBRICH and R+S Automotive.
In fiscal 2022, in its assessment of the potential impacts of weakened economic conditions (particularly in Europe), increases in the cost of certain materials, labor, and other inflation-related pressures, and unfavorable changes in foreign exchange rates on the estimated future earnings and cash flows for the SGK Brand Solutions reporting unit, and in light of the limited excess fair value over carrying value for this reporting unit, management determined a triggering event occurred, resulting in a re-evaluation of goodwill for the reporting unit, as of September 1, 2022. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $82,454 during the fiscal 2022 fourth quarter. Subsequent to this write-down, the fair value of the SGK Brand Solutions reporting unit approximated its carrying value at September 1, 2022. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2023 and 2022, respectively.

	Carrying Amount	Accumulated Amortization	Net
September 30, 2023
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,185	(122,474)	28,711
Customer relationships	378,161	(280,910)	97,251
Copyrights/patents/other	19,375	(15,399)	3,976
	$579,261	$(418,783)	$160,478
September 30, 2022
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	150,528	(117,572)	32,956
Customer relationships	380,593	(248,464)	132,129
Copyrights/patents/other	20,878	(14,349)	6,529
	$582,539	$(380,385)	$202,154

The net change in intangible assets during fiscal 2023 included the impact of foreign currency fluctuations during the period, additional amortization, additions related to the Eagle acquisition, and disposals related to a small divestiture within the Industrial Technologies segment.

Amortization expense on intangible assets was $42,068, $57,084, and $84,233 in fiscal 2023, 2022 and 2021, respectively. Fiscal year amortization expense is estimated to be approximately $35,380 in 2024, $20,394 in 2025, $14,158 in 2026, $13,081 in 2027 and $11,030 in 2028.

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

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts	Deductions (1)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2023	$10,138	$1,625	$—	$(979)	$10,784
September 30, 2022	10,654	1,368	—	(1,884)	10,138
September 30, 2021	9,618	2,182	—	(1,146)	10,654
(1)Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision (Credited) Charged To Expense (1, 3)	Allowance Changes	Other (Deductions) Additions (2)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2023	$27,552	$(4,709)	$—	$(337)	$22,506
September 30, 2022	28,619	(1,300)	—	233	27,552
September 30, 2021	22,527	5,709	—	383	28,619
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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a)

None.

(b) Securities Trading Plans of Directors and Executive Officers.

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023. In addition, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Delinquent Section 16(a) Reports" (if applicable) in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2023.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2023.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2023.

Equity Compensation Plans:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. At September 30, 2023, 496,508 shares have been issued under the 2017 Equity Incentive Plan. 1,041,615 time-based restricted share units, 1,313,162 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,803,697 of these share-based awards are outstanding as of September 30, 2023. All plans are administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

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

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2023, either cash or shares of the Company's Class A Common Stock with a value equal to $90,000.  The annual retainer fee for fiscal 2023 paid to the non-employee Chairman of the Board is $210,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plans at the Company's 2023 Annual Shareholder Meeting.  The value of deferred shares is recorded in other liabilities.  A total of 45,218 shares and share units had been deferred under the Director Fee Plans at September 30, 2023.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140,000 for fiscal 2023.  As of September 30, 2023, 336,127 restricted shares and restricted share units have been granted under the Director Fee Plans, 162,898 of which were issued under the 2019 Director Fee Plan. 60,057 restricted share units are unvested at September 30, 2023 under the Director Fee Plans.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2023:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	120,218	(1)	$41.70	(2)	4,548,853	(3)
Equity compensation plans not approved by security holders	None		None		None
Total	120,218		$41.70		4,548,853
(1) Includes (1) deferred awards under Director Fee Plans; and (2) outstanding stock options.
(2) Weighted-average exercise price of outstanding stock options included in column (a).
(3) Includes (1) shares reserved under the 2017 Equity Incentive Plan, which provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards; (2) shares reserved under the 2019 Amended and Restated Director Fee Plan, which provides for the grant, award or deferral of stock options, restricted shares, stock-based performance units and certain other types of stock based awards and compensation; and (3) the shares purchased under the Employee Stock Purchase Plan which are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Employee Stock Purchase Plan. As the Employee Stock Purchase Plan is an open market purchase plan, it does not have a dilutive effect.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions with Related Persons" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2023.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2023.

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

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Amended and Restated By-laws of Matthews International Corporation	Filed Herewith

4.1	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.2	Indenture, dated as of December 6, 2017, by and among Matthews, the Guarantors, and the Bank of New York Mellon Trust Company, as trustee*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on December 7, 2017

4.3	5.25% Senior Notes due December 1, 2025*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on December 7, 2017

4.4	Description of Securities	Filed Herewith

10.1	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.2 a	Form of Schawk Family Share Purchase Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.3 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.4 a	Amendment to the Supplemental Retirement Plan	Exhibit Number 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.5 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.6 a	Amendment to the Officers Retirement Restoration Plan	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.7 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.8 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.9 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.10 a	2012 Equity Incentive Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 22, 2013

10.11 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.12 a	Amended and Restated 2017 Equity Incentive Plan*	Exhibit Number 99.1 to the Registration Statement on Form S-8 filed on April 29, 2022

10.13 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.14 a	Matthews International Corporation Amended and Restated 2019 Director Fee Plan*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 17, 2023

10.15 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.16 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

10.17	Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020

10.18	First Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on April 30, 2021

10.19	Second Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2022

10.20	Third Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.20 to the Annual Report on Form 10-K for the year ended September 30, 2022

10.21
Agreement, dated as of December 30, 2022, by and among Matthews International Corporation, Barington Companies Equity Partners, L.P., Barington Capital Group, L.P. and Barington Companies Management, LLC*
Exhibit Number 10.1 to the Current Report on Form 8-K filed on December 30, 2022

10.22 a	Matthews International Corporation Management Deferred Compensation Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on January 27, 2023

10.23	Fourth Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q filed on April 28, 2023

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

21	Subsidiaries of the Registrant	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

97	Matthews International Corporation Clawback Policy	Filed Herewith

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 17, 2023:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Alvaro Garcia-Tunon	/s/ Morgan K. O'Brien
Alvaro Garcia-Tunon, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ Aleta W. Richards
Gregory S. Babe, Director	Aleta W. Richards, Director

/s/ Katherine E. Dietze	/s/ David A. Schawk
Katherine E. Dietze, Director	David A. Schawk, Director

/s/ Terry L. Dunlap	/s/ Jerry R. Whitaker
Terry L. Dunlap, Director	Jerry R. Whitaker, Director

/s/ Lillian D. Etzkorn
Lillian D. Etzkorn, Director