Form 10-Q
period 2023-12-31
MATTHEWS INTERNATIONAL CORP
filed 2024-02-02
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2023
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
Yes ☐ No ☒

As of December 31, 2023, shares of common stock outstanding were: Class A Common Stock 30,682,010 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2023		September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents		$37,921		$42,101
Accounts receivable, net		216,402		207,526
Inventories, net		257,836		260,409
Contract assets		79,067		74,646
Other current assets		66,837		63,575
Total current assets		658,063		648,257

Investments		25,224		24,988
Property, plant and equipment, net		281,839		270,326
Operating lease right-of-use assets		66,604		71,629
Deferred income taxes		2,396		2,269
Goodwill		708,961		698,109
Other intangible assets, net		151,342		160,478
Other assets		8,696		11,325

Total assets		$1,903,125		$1,887,381

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$4,948		$3,696
Current portion of operating lease liabilities		23,409		23,983
Trade accounts payable		97,340		114,316
Accrued compensation		44,277		58,872
Accrued income taxes		7,523		12,561
Contract liabilities		34,300		36,935
Other current liabilities		137,406		144,237
Total current liabilities		349,203		394,600

Long-term debt		857,423		786,484
Operating lease liabilities		45,685		50,189
Deferred income taxes		71,730		71,255
Other liabilities		70,275		59,572
Total liabilities		1,394,316		1,362,100

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	147,094		168,211
Retained earnings	704,043		714,727
Accumulated other comprehensive loss	(167,680)		(174,404)
Treasury stock, at cost	(211,029)		(219,200)
Total shareholders' equity-Matthews		508,762		525,668
Noncontrolling interests		47		(387)
Total shareholders' equity		508,809		525,281

Total liabilities and shareholders' equity		$1,903,125		$1,887,381

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2023	2022

Sales	$449,986	$449,240
Cost of sales	(317,633)	(310,310)

Gross profit	132,353	138,930

Selling expense	(34,444)	(33,439)
Administrative expense	(78,687)	(77,921)
Intangible amortization	(9,795)	(10,342)

Operating profit	9,427	17,228

Interest expense	(11,576)	(10,215)
Other income (deductions), net	(880)	(2,054)

(Loss) income before income taxes	(3,029)	4,959

Income tax benefit (provision)	726	(1,312)

Net (loss) income	(2,303)	3,647

Net loss attributable to noncontrolling interests	—	56

Net (loss) income attributable to Matthews shareholders	$(2,303)	$3,703

(Loss) earnings per share attributable to Matthews shareholders:
Basic	$(0.07)	$0.12

Diluted	$(0.07)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2023	2022	2023	2022	2023	2022

Net (loss) income:	$(2,303)	$3,703	$—	$(56)	$(2,303)	$3,647
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	11,685	20,560	22	4	11,707	20,564
Pension plans and other postretirement benefits	(80)	945	—	—	(80)	945
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(4,389)	93	—	—	(4,389)	93
Net amount reclassified to earnings	(492)	(497)	—	—	(492)	(497)
Net change in unrecognized loss on cash flow hedges	(4,881)	(404)	—	—	(4,881)	(404)
OCI, net of tax	6,724	21,101	22	4	6,746	21,105
Comprehensive income (loss)	$4,421	$24,804	$22	$(52)	$4,443	$24,752
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2023 and 2022 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
Net loss	—	—	(2,303)	—	—	—	(2,303)
Minimum pension liability	—	—	—	(80)	—	—	(80)
Translation adjustment	—	—	—	11,685	—	22	11,707
Fair value of cash flow hedges	—	—	—	(4,881)	—	—	(4,881)
Total comprehensive income							4,443
Stock-based compensation	—	4,651	—	—	—	—	4,651
Purchase of 465,953 shares of treasury stock	—	—	—	—	(17,185)	—	(17,185)
Issuance of 678,750 shares of treasury stock	—	(25,356)	—	—	25,356	—	—
Dividends	—	—	(8,381)	—	—	—	(8,381)
Transactions with non-controlling interest	—	(412)	—	—	—	412	—
Balance, December 31, 2023	$36,334	$147,094	$704,043	$(167,680)	$(211,029)	$47	$508,809

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	3,703	—	—	(56)	3,647
Minimum pension liability	—	—	—	945	—	—	945
Translation adjustment	—	—	—	20,560	—	4	20,564
Fair value of cash flow hedges	—	—	—	(404)	—	—	(404)
Total comprehensive income							24,752
Stock-based compensation	—	4,334	—	—	—	—	4,334
Purchase of 89,025 shares of treasury stock	—	—	—	—	(2,451)	—	(2,451)
Issuance of 245,006 shares of treasury stock	—	(9,154)	—	—	9,154	—	—
Cancellations of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(8,794)	—	—	—	(8,794)
Balance, December 31, 2022	$36,334	$157,393	$701,658	$(169,090)	$(221,050)	$(328)	$504,917

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(2,303)	$3,647
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	23,523	23,729
Stock-based compensation expense	4,651	4,334
Deferred tax benefit	(1)	(46)
Gain on sale of assets, net	(87)	(17)
Defined benefit plan settlement losses	—	1,271
Defined benefit plan settlement payments	—	(24,242)
Changes in working capital items	(51,640)	(43,152)
Decrease in other assets	5,888	1,524
(Decrease) increase in other liabilities	(4,068)	545
Other operating activities, net	(3,229)	(3,817)

Net cash used in operating activities	(27,266)	(36,224)

Cash flows from investing activities:
Capital expenditures	(14,073)	(12,398)
Acquisitions, net of cash acquired	—	(1,759)
Other investing activities, net	(113)	4

Net cash used in investing activities	(14,186)	(14,153)

Cash flows from financing activities:
Proceeds from long-term debt	274,275	240,826
Payments on long-term debt	(211,696)	(208,104)
Purchases of treasury stock	(17,185)	(2,451)
Dividends	(9,280)	(7,003)
Other financing activities	—	(946)

Net cash provided by financing activities	36,114	22,322

Effect of exchange rate changes on cash	1,158	1,757

Net change in cash and cash equivalents	(4,180)	(26,298)
Cash and cash equivalents at beginning of year	42,101	71,414
Cash and cash equivalents at end of period	$37,921	$45,116

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2023
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company has applied highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of December 31, 2023 and September 30, 2023, the Company had net monetary assets related to its Turkish subsidiaries of $4,917 and $4,271, respectively. For the three months ended December 31, 2023 and December 31, 2022, exchange losses related to highly inflationary accounting totaled $320 and $1,088, respectively, and were included in the Consolidated Statements of Income within other income (deductions), net.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

New Accounting Pronouncements:

Issued

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740) which enhances the transparency and decision usefulness of income tax disclosures including rate reconciliations and income taxes paid among other tax disclosures. The ASU is effective for annual periods for the Company beginning in fiscal year 2026. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including enhanced disclosures about significant segment expenses. The ASU is effective for annual periods for the Company beginning in fiscal year 2025, and interim periods beginning in fiscal year 2026. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The amendments in this update affect the presentation and disclosure of a variety of topics in the Codification, and align them with Securities and Exchange Commission ("SEC") regulations. The effective date of the amendments of this ASU will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Adopted

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) which enhances the transparency of supplier finance programs by addressing disclosure requirements. Specifically, the amendment requires disclosure of key program terms, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. The adoption of this ASU in the first quarter of fiscal 2024 had no material impact on the Company's consolidated financial statements.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $3,314 and $3,027 at December 31, 2023 and September 30, 2023, respectively.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract asset/liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The adoption of this ASU in the first quarter of fiscal 2024 had no material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2023 and 2022 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
North America	$197,165	$195,199	$33,139	$36,140	$62,720	$67,580	$293,024	$298,919
Central and South America	—	—	—	—	1,254	1,337	1,254	1,337
Europe	7,971	8,363	76,776	71,301	50,132	48,517	134,879	128,181
Australia	2,935	2,940	—	—	2,171	2,299	5,106	5,239
Asia	—	—	1,459	1,702	14,264	13,862	15,723	15,564
Total Sales	$208,071	$206,502	$111,374	$109,143	$130,541	$133,595	$449,986	$449,240

Revenue from products or services provided to customers over time accounted for approximately 19% and 13% of revenue for the three months ended December 31, 2023 and 2022, respectively.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2023				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$548	$—	$548	$—	$4,006	$—	$4,006
Equity and fixed income mutual funds	—	713	—	713	—	699	—	699
Life insurance policies	—	5,038	—	5,038	—	4,926	—	4,926
Total assets at fair value	$—	$6,299	$—	$6,299	$—	$9,631	$—	$9,631

Liabilities:
Derivatives (1)	$—	$8,712	$—	$8,712	$—	$2,766	$—	$2,766
Total liabilities at fair value	$—	$8,712	$—	$8,712	$—	$2,766	$—	$2,766
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at December 31, 2023 and September 30, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2023	September 30, 2023
Raw materials	$72,355	$70,451
Work in process	107,825	108,400
Finished goods	77,656	81,558
	$257,836	$260,409

Note 6.     Investments

Non-current investments consisted of the following:

	December 31, 2023	September 30, 2023
Equity and fixed income mutual funds	$713	$699
Life insurance policies	5,038	4,926
Equity-method investments	350	323
Other (primarily cost-method) investments	19,123	19,040
	$25,224	$24,988

Note 7.   Debt and Financing Arrangements

Long-term debt at December 31, 2023 and September 30, 2023 consisted of the following:

	December 31, 2023	September 30, 2023
Revolving credit facilities	$521,071	$463,168
2025 Senior Notes	298,635	298,500
Other borrowings	28,117	19,241
Finance lease obligations	14,548	9,271
Total debt	862,371	790,180
Less current maturities	(4,948)	(3,696)
Long-term debt	$857,423	$786,484

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750,000 senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2023) based on the Company's secured leverage ratio. The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $795 and $949 at December 31, 2023 and September 30, 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2023 and September 30, 2023 were $454,358 and $405,000, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2023 and September 30, 2023 were €55.0 million ($60,710) and €55.0 million ($58,168), respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2023 and 2022 was 5.32% and 4.24%, respectively. The Company amended the domestic credit facility in January 2024. Refer to Note 17, "Subsequent Event" for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company has $299,625 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $990 and $1,125 at December 31, 2023 and September 30, 2023, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2023 and September 30, 2023, the amount sold to the Purchasers was $101,900 and $101,800, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $57,459 and $57,897 as of December 31, 2023 and September 30, 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Gross receivables sold	$92,809	$106,971
Cash collections reinvested	(92,709)	(89,561)
Net cash proceeds received	$100	$17,410

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $17,118 during the three months ended December 31, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of December 31, 2023 and September 30, 2023, the amount of factored receivables that remained outstanding was $16,436 and $18,045, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($11,038). The facility also provides €18.5 million ($20,420) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €5.4 million ($6,003) at December 31, 2023. There were no outstanding borrowings under the credit facility at September 30, 2023. The weighted-average interest rate on outstanding borrowings under this facility was 6.11% and 3.96% at December 31, 2023 and 2022, respectively.

Other borrowings totaled $28,117 and $19,241 at December 31, 2023 and September 30, 2023, respectively. The weighted-average interest rate on all other borrowings was 4.20% and 3.09% at December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

As of December 31, 2023 and September 30, 2023, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2023.

Note 8.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At December 31, 2023 and September 30, 2023, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	December 31, 2023		September 30, 2023
	Interest Rate Swaps	Cross- Currency Swaps	Interest Rate Swaps	Cross- Currency Swaps
Current assets:
Other current assets	$129	$—	$920	$—
Long-term assets:
Other assets	419	—	3,086	—
Current liabilities:
Other current liabilities	(504)	—	—	—
Long-term liabilities:
Other liabilities	(1,389)	(6,819)	—	(2,766)
Total derivatives	$(1,345)	$(6,819)	$4,006	$(2,766)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2023	September 30, 2023
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.9	4.1
Weighted-average received rate	5.35%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $1,345 ($1,004 after tax) at December 31, 2023 and a net unrealized gain of $4,006 ($2,991 after tax) at September 30, 2023, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $6,898 ($5,155 after tax) and $8,084 ($6,041 after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of December 31, 2023 and September 30, 2023, respectively. Assuming market rates remain constant with the rates at December 31, 2023, a gain (net of tax) of approximately $2,577 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 8.   Derivatives and Hedging Activities (continued)

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392, as of December 31, 2023 and September 30, 2023, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $5,091 (net of income taxes of $1,728) and a loss of $2,065 (net of income taxes of $701), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2023 and September 30, 2023, respectively. Income of $259 and $272, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three months ended December 31, 2023 and 2022, respectively. At December 31, 2023 and September 30, 2023, the swap totaled $6,819 and $2,766, respectively, and was included in other accrued liabilities in the Consolidated Balance Sheets.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €55.0 million ($60,710) as of December 31, 2023. Currency losses of $1,129 (net of income taxes of $383), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2023.

Refer to Note 12, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At December 31, 2023, 1,175,258 shares have been issued under the 2017 Equity Incentive Plan. 1,233,583 time-based restricted share units, 1,579,514 performance-based restricted share units, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,812,642 of these share-based awards are outstanding as of December 31, 2023.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based restricted share units may be up to 200% of the number of performance-based restricted share units, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended December 31, 2023 and 2022, stock-based compensation cost totaled $4,651 and $4,334, respectively. The associated future income tax benefit recognized for stock-based compensation was $684 and $551 for the three-month periods ended December 31, 2023 and 2022, respectively.

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Compensation Committee of the Board of Directors. Approximately 40% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once the units become vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

The transactions for restricted share units for the three months ended December 31, 2023 were as follows:

	Restricted Share Units	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2023	1,728,697	$30.90
Granted	458,320	40.39
Vested	(446,475)	30.06
Expired or forfeited	(2,900)	34.83
Non-vested at December 31, 2023	1,737,642	$33.61

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

As of December 31, 2023, the total unrecognized compensation cost related to all unvested stock-based awards was $31,712 and is expected to be recognized over a weighted average period of 2.3 years.

The fair value of certain stock-based awards that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the three-month period ended December 31, 2023.

Three Months Ended December 31, 2023
Expected volatility	31.8%
Dividend yield	2.4%
Average risk-free interest rate	4.7%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the three months ended December 31, 2023 represents an estimate of the average period of time for restricted share units to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2024, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2024 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other liabilities.  A total of 45,493 shares and share units had been deferred under the Director Fee Plans as of December 31, 2023.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2024.  As of December 31, 2023, 336,127 restricted shares and restricted share units have been granted under the Director Fee Plans, 162,898 of which were issued under the 2019 Director Fee Plan.  60,057 restricted share units are unvested at December 31, 2023 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2023	2022
Net (loss) income attributable to Matthews shareholders	$(2,303)	$3,703
Weighted-average shares outstanding (in thousands):
Basic shares	30,915	30,712
Effect of dilutive securities	—	241
Diluted shares	30,915	30,953

Dividends declared per common share	$0.24	$0.23
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

Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended December 31,
	Pension		Other Postretirement
	2023	2022	2023	2022

Service cost	$30	$57	$14	$19
Interest cost *	129	143	171	161
Amortization:
Prior service credit	—	—	(91)	(91)
Net actuarial gains *	(11)	(10)	(180)	(177)
Settlement losses *	—	1,271	—	—
Net benefit cost	$148	$1,461	$(86)	$(88)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2023 and 2022 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	131		11,881	(4,389)		7,623
Amounts reclassified from AOCI	(211)	(a)	(196)	(492)	(b)	(899)
Net current-period OCI	(80)		11,685	(4,881)		6,724
Balance, December 31, 2023	$6,680		$(178,511)	$4,151		$(167,680)
Attributable to noncontrolling interest:
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		22	—		22
Net current-period OCI	—		22	—		22
Balance, December 31, 2023	$—		$288	$—		$288

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	203		20,763	93		21,059
Amounts reclassified from AOCI	742	(a)	(203)	(497)	(b)	42
Net current-period OCI	945		20,560	(404)		21,101
Balance, December 31, 2022	$6,127		$(182,750)	$7,533		$(169,090)
Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		4	—		4
Net current-period OCI	—		4	—		4
Balance, December 31, 2022	$—		$259	$—		$259
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2023 and 2022 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$91
Actuarial losses	191	187	Other income (deductions), net
Settlement loss	—	(1,271)	Other income (deductions), net
	282	(993)	Income before income tax (b)
	(71)	251	Income taxes
	$211	$(742)	Net income
Derivatives
Cash flow hedges	$659	$655	Interest expense
Net investment hedges	259	272	Interest expense
	918	927	Income before income tax (b)
	(230)	(227)	Income taxes
	$688	$700	Net income

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses. For additional information, see Note 11.

(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.

Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2024 were a benefit of $726, compared to an expense of $1,312 for the first three months of fiscal 2023. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2024 compared to the same period for fiscal 2023 resulted from a consolidated pre-tax loss in fiscal 2024 compared to pre-tax income in fiscal 2023 as well as a net tax benefit from discrete items. The Company’s fiscal 2024 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and a net discrete tax benefit. The Company’s fiscal 2023 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,245 and $3,779 on December 31, 2023 and September 30, 2023, respectively, which would impact the annual effective rate at December 31, 2023 and September 30, 2023, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,913 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $804 and $730 at December 31, 2023 and September 30, 2023, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of December 31, 2023, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2020 and forward
United States – State	2019 and forward
Canada	2019 and forward
Germany	2019 and forward
United Kingdom	2022 and forward
Singapore	2020 and forward
Australia	2018 and forward

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

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, enterprise resource planning ("ERP") integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended December 31,
	2023	2022
Sales:
Memorialization	$208,071	$206,502
Industrial Technologies	111,374	109,143
SGK Brand Solutions	130,541	133,595
Consolidated Sales	$449,986	$449,240

Adjusted EBITDA:
Memorialization	$36,700	$39,137
Industrial Technologies	9,622	12,202
SGK Brand Solutions	12,893	12,232
Corporate and Non-Operating	(13,733)	(14,280)
Total Adjusted EBITDA	$45,482	$49,291

Acquisition and divestiture related items (1)**	(1,237)	(1,285)
Strategic initiatives and other charges (2)**	(5,920)	(1,781)
Highly inflationary accounting losses (primarily non-cash) (3)	(320)	(1,088)
Stock-based compensation	(4,651)	(4,334)
Non-service pension and postretirement expense (4)	(109)	(1,388)
Depreciation and amortization *	(23,523)	(23,729)
Interest expense, including RPA and factoring financing fees (5)	(12,751)	(10,671)
Net loss attributable to noncontrolling interests	—	(56)
(Loss) income before income taxes	(3,029)	4,959
Income tax benefit (provision)	726	(1,312)
Net (loss) income	$(2,303)	$3,647

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts.
(3) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries (see Note 2, "Basis of Presentation").
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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,175 and $456 for the three months ended December 31, 2023 and 2022, respectively.
* Depreciation and amortization was $6,413 and $5,574 for the Memorialization segment, $6,377 and $5,853 for the Industrial Technologies segment, $9,572 and $11,060 for the SGK Brand Solutions segment, and $1,161 and $1,242 for Corporate and Non-Operating, for the three months ended December 31, 2023 and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $60 and $378 for the Memorialization segment, $5,367 and $937 for the Industrial Technologies segment, $863 and $521 for the SGK Brand Solutions segment, $867 and $1,230 for Corporate and Non-Operating, for the three months ended December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions and Divestitures

Fiscal 2023:

In September 2023, the Company completed a small divestiture within the Industrial Technologies segment. Net proceeds from the divestiture totaled approximately $6,700, and the transaction resulted in a pre-tax gain of $1,827, which was recorded as a component of administrative expenses in the fourth quarter of fiscal 2023. The transaction also included $2,250 of contingent consideration, which represents the maximum amount the Company could potentially recognize at the resolution of the two-year contingency period.

In March 2023, the Company purchased the remaining ownership interest in a non-consolidated Industrial Technologies subsidiary for $4,759 (net of cash acquired and holdbacks). The Company finalized the allocation of the purchase price in the first quarter of fiscal 2024, resulting in no significant adjustments.

In February 2023, the Company acquired Eagle Granite Company ("Eagle") within the Memorialization segment for a total purchase price of $18,384, consisting of cash of $8,650 (net of cash acquired) and a deferred purchase price amount of $9,734, which is scheduled to be paid to the seller two years from the acquisition date. In addition, the Company recorded a liability of approximately $3,800 for potential future contingent consideration related to certain earnout provisions, which, if owed, is scheduled to be paid to the seller four years from the acquisition date. Eagle serves cemeteries and monument companies with a full complement of granite memorialization products. The Company finalized the allocation of the purchase price in the first quarter of fiscal 2024, resulting in adjustments to certain liability accounts.

During the first fiscal quarter of 2023, the Company completed small acquisitions within the SGK Brand Solutions segment for a combined purchase price of $1,932 (net of cash acquired and holdbacks). The Company finalized the purchase price allocations in the fourth quarter of fiscal 2023, resulting in an immaterial adjustment to certain tax accounts.

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2023	$366,015	$115,073	$217,021	$698,109
Translation and other adjustments	4,013	931	5,908	10,852
Net goodwill at December 31, 2023	$370,028	$116,004	$222,929	$708,961

The net goodwill balances at December 31, 2023 and September 30, 2023 included $261,186 of accumulated impairment losses. Accumulated impairment losses at December 31, 2023 and September 30, 2023 were $5,000, $23,946 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2023 (January 1, 2023) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The Company performed an interim assessment of its SGK Brand Solutions goodwill reporting unit as of September 1, 2023. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 4%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2023 and September 30, 2023, respectively.

	Carrying Amount	Accumulated Amortization	Net
December 31, 2023:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,481	(123,849)	27,632
Customer relationships	377,957	(288,596)	89,361
Copyrights/patents/other	19,640	(15,831)	3,809
	$579,618	$(428,276)	$151,342
September 30, 2023:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,185	(122,474)	28,711
Customer relationships	378,161	(280,910)	97,251
Copyrights/patents/other	19,375	(15,399)	3,976
	$579,261	$(418,783)	$160,478
The net change in intangible assets during the three months ended December 31, 2023 included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $9,795 and $10,342 for the three-month periods ended December 31, 2023 and 2022, respectively. Amortization expense is estimated to be $26,436 for the remainder of fiscal 2024, $20,493 in 2025, $14,081 in 2026, $13,007 in 2027 and $10,960 in 2028.

Note 17.   Subsequent Event

On January 31, 2024, subsequent to the date of the balance sheet, the Company amended its domestic credit facility. The amended domestic credit facility now matures in January 2029, subject to the terms and conditions of the amended facility. Under the amended domestic credit facility, borrowing limits remain unchanged, and borrowings bear interest at SOFR, plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the amended domestic credit facility agreement. Other critical terms of the domestic credit facility remain unchanged.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions and divestitures, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2023.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, enterprise resource planning ("ERP") integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2023 and 2022. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2023	2022
Sales:	(Dollar amounts in thousands)
Memorialization	$208,071	$206,502
Industrial Technologies	111,374	109,143
SGK Brand Solutions	130,541	133,595
Consolidated Sales	$449,986	$449,240

Adjusted EBITDA:
Memorialization	$36,700	$39,137
Industrial Technologies	9,622	12,202
SGK Brand Solutions	12,893	12,232
Corporate and Non-Operating	(13,733)	(14,280)
Total Adjusted EBITDA (1)	$45,482	$49,291
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2023 were $450.0 million, compared to $449.2 million for the three months ended December 31, 2022. The increase in fiscal 2024 sales reflected higher sales in the Memorialization and Industrial Technologies segments, partially offset by lower sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $5.1 million on fiscal 2024 sales compared to the prior year.

Memorialization segment sales for the first three months of fiscal 2024 were $208.1 million, compared to $206.5 million for the first three months of fiscal 2023. The sales increase reflected higher sales of granite memorial products, benefits from the fiscal 2023 acquisition of Eagle Granite Company (see Acquisitions and Divestitures below) and improved price realization. These increases were partially offset by lower sales of caskets and cremation equipment. Changes in foreign currency exchange rates had a favorable impact of $382,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales were $111.4 million for the first three months of fiscal 2024, compared to $109.1 million for the first three months of fiscal 2023. The sales increase reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), higher product identification sales, and increased sales of surfaces products. These increases were partially offset by reduced sales of warehouse automation solutions and automotive engineering solutions, and the sales impact of a fiscal 2023 divestiture (see Acquisitions and Divestitures below). Changes in foreign currency exchange rates had a favorable impact of $3.7 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first three months of fiscal 2024 were $130.5 million, compared to $133.6 million for the first three months of fiscal

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

2023.  The decrease in sales primarily reflected lower retail-based sales, partially offset by improved price realization. Changes in foreign currency exchange rates had a favorable impact of $1.0 million on the segment's sales compared to the prior year.

Gross profit for the three months ended December 31, 2023 was $132.4 million, compared to $138.9 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 29.4% and 30.9% for the first three months of fiscal 2024 and fiscal 2023, respectively.  The decrease in gross profit primarily reflected the impact of unfavorable changes in sales mix in Memorialization (lower sales of caskets and higher sales of granite memorial products), lower margins on engineered products and cremation products, and higher material and labor costs. These decreases were partially offset by improved margins on cylinder (packaging) products and benefits from the realization of productivity improvements and other cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $3.9 million and $855,000 for the three months ended December 31, 2023 and 2022, respectively.

Selling and administrative expenses for the three months ended December 31, 2023 were $113.1 million, compared to $111.4 million for the first three months of fiscal 2023.  Consolidated selling and administrative expenses, as a percent of sales, were 25.1% for the three months ended December 31, 2023, compared to 24.8% for the same period last year.  Fiscal 2024 selling and administrative expenses reflected the impact of higher compensation, partially offset by benefits from ongoing cost-reduction initiatives. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $4.6 million in fiscal 2024, compared to $2.7 million in fiscal 2023. Intangible amortization for the three months ended December 31, 2023 was $9.8 million, compared to $10.3 million for the three months ended December 31, 2022.

Adjusted EBITDA was $45.5 million for the three months ended December 31, 2023 and $49.3 million for the three months ended December 31, 2022. Memorialization segment adjusted EBITDA was $36.7 million for the first three months of fiscal 2024 compared to $39.1 million for the first three months of fiscal 2023. The decrease in segment adjusted EBITDA reflected the impact of higher material and labor costs, lower margins on cremation products, and unfavorable changes in sales mix. These decreases were partially offset by the impact of benefits from productivity initiatives and lower performance-based compensation compared to fiscal 2023. Adjusted EBITDA for the Industrial Technologies segment was $9.6 million for the three months ended December 31, 2023 compared to $12.2 million for the three months ended December 31, 2022. The decrease in segment adjusted EBITDA primarily reflected the impact of higher labor costs and lower margins on engineered products. Adjusted EBITDA for the SGK Brand Solutions segment was $12.9 million for the first three months of fiscal 2024 compared to $12.2 million for the same period a year ago. The increase in segment adjusted EBITDA primarily reflected the impact of benefits from cost-reduction initiatives and improved margins on cylinder (packaging) products, partially offset by the impact of lower sales and higher labor costs.

Interest expense for the first three months of fiscal 2024 was $11.6 million, compared to $10.2 million for the same period last year.  The increase in interest expense primarily reflected higher average interest rates in the current fiscal year.  Other income (deductions), net, for the three months ended December 31, 2023 represented a decrease in pre-tax income of $880,000, compared to a decrease in pre-tax income of $2.1 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $109,000 and $1.4 million for the three months ended December 31, 2023 and 2022, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net included $320,000 and $1.1 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey for the three months ended December 31, 2023 and 2022, respectively (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements").

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2024 were a benefit of $726,000, compared to an expense of $1.3 million for the first three months of fiscal 2023. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2024 compared to the same period for fiscal 2023 resulted from a consolidated pre-tax loss in fiscal 2024 compared to pre-tax income in fiscal 2023 as well as a net tax benefit from discrete items. The Company’s fiscal 2024 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and a net discrete tax benefit. The Company’s fiscal 2023 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, and tax credits.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net losses attributable to noncontrolling interests were $56,000 for the three months ended December 31, 2022, reflecting losses in less than wholly-owned businesses.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, ERP integration costs, strategic initiatives and other charges (which includes non-recurring charges related to certain commercial and operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2023	2022
	(Dollar amounts in thousands)
Net (loss) income	$(2,303)	$3,647
Income tax (benefit) provision	(726)	1,312
(Loss) income before income taxes	(3,029)	4,959
Net loss attributable to noncontrolling interests	—	56
Interest expense, including RPA and factoring financing fees (1)	12,751	10,671
Depreciation and amortization *	23,523	23,729
Acquisition and divestiture related items (2)**	1,237	1,285
Strategic initiatives and other charges (3)**	5,920	1,781
Highly inflationary accounting losses (primarily non-cash) (4)	320	1,088
Stock-based compensation	4,651	4,334
Non-service pension and postretirement expense (5)	109	1,388
Total Adjusted EBITDA	$45,482	$49,291

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,175 and $456 for the three months ended December 31, 2023 and 2022, respectively.
(2) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts.
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

* Depreciation and amortization was $6.4 million and $5.6 million for the Memorialization segment, $6.4 million and $5.9 million for the Industrial Technologies segment, $9.6 million and $11.1 million for the SGK Brand Solutions segment, and $1.2 million and $1.2 million for Corporate and Non-Operating, for the three months ended December 31, 2023 and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $60,000 and $378,000 for the Memorialization segment, $5.4 million and $937,000 for the Industrial Technologies segment, $863,000 and $521,000 for the SGK Brand Solutions segment, and $867,000 and $1.2 million for Corporate and Non-Operating, for the three months ended December 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $27.3 million for the first three months of fiscal 2024, compared to $36.2 million for the first three months of fiscal 2023. Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations. Net changes in working capital items decreased operating cash flow by $51.6 million and $43.2 million in fiscal 2024 and fiscal 2023, respectively. The fiscal 2024 change in working capital principally reflected incentive compensation-related payments, higher accounts receivable, lower trade accounts payables, and changes in contract assets and liabilities related to products and services provided to customers over time.

Cash used in investing activities was $14.2 million for the three months ended December 31, 2023 and the three months ended December 31, 2022.  Investing activities for the first three months of fiscal 2024 primarily reflected capital expenditures of $14.1 million.  Investing activities for the first three months of fiscal 2023 primarily reflected capital expenditures of $12.4 million, and acquisitions, net of cash acquired, of $1.8 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $48.7 million for the last three fiscal years.  Capital spending for fiscal 2024 is currently estimated to be approximately $65 million. Capital spending in fiscal 2023 and 2024 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the three months ended December 31, 2023 was $36.1 million, primarily reflecting proceeds, net of repayments, on long-term debt of $62.6 million, treasury stock purchases of $17.2 million, and dividends of $9.3 million. Cash provided by financing activities for the three months ended December 31, 2022 was $22.3 million, primarily reflecting proceeds, net of repayments, on long-term debt of $32.7 million, treasury stock purchases of $2.5 million and dividends of $7.0 million.

The Company has a domestic credit facility with a syndicate of financial institutions that includes a $750.0 million senior secured revolving credit facility, which matures in March 2025. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 0.75% to 2.00% (1.25% at December 31, 2023) based on the Company's secured leverage ratio. The secured leverage ratio is defined as net secured indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the domestic credit facility. Unamortized costs were $795,000 and $949,000 at December 31, 2023 and September 30, 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2023 and September 30, 2023 were $454.4 million and $405.0 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2023 and September 30, 2023 were €55.0 million ($60.7 million) and €55.0 million ($58.2 million), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2023 and 2022 was 5.32% and 4.24%, respectively. The Company amended the domestic credit facility in January 2024. Refer to “Subsequent Event” below.

The Company has $299.6 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $1.0 million and $1.1 million at December 31, 2023 and September 30, 2023, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2023 and September 30, 2023, the amount sold to the Purchasers was $101.9 million and $101.8 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RFC maintains a certain level of unsold receivables, which was $57.5 million and $57.9 million as of December 31, 2023 and September 30, 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
	(Dollar amounts in thousands)
Gross receivables sold	$92,809	$106,971
Cash collections reinvested	(92,709)	(89,561)
Net cash proceeds received	$100	$17,410

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $17.1 million during the three months ended December 31, 2023. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of December 31, 2023 and September 30, 2023, the amount of factored receivables that remained outstanding was $16.4 million and $18.0 million, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($11.0 million). The facility also provides €18.5 million ($20.4 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €5.4 million ($6.0 million) at December 31, 2023. There were no outstanding borrowings under the credit facility at September 30, 2023. The weighted-average interest rate on outstanding borrowings under this facility was 6.11% and 3.96% at December 31, 2023 and 2022, respectively.

Other borrowings totaled $28.1 million and $19.2 million at December 31, 2023 and September 30, 2023, respectively. The weighted-average interest rate on these borrowings was 4.20% and 3.09% at December 31, 2023 and 2022, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2023	September 30, 2023
	(Dollar amounts in thousands)
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.9	4.1
Weighted-average received rate	5.35%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $1.3 million ($1.0 million after tax) at December 31, 2023 and a net unrealized gain of $4.0 million ($3.0 million after tax) at September 30, 2023, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $6.9 million ($5.2 million after tax) and $8.1 million ($6.0 million after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of December 31, 2023 and September 30, 2023, respectively. Assuming market rates remain constant with the rates at

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

December 31, 2023, a gain (net of tax) of approximately $2.6 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of December 31, 2023 and September 30, 2023, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $5.1 million (net of income taxes of $1.7 million) and a loss of $2.1 million (net of income taxes of $701,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2023 and September 30, 2023, respectively. Income of $259,000 and $272,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three months ended December 31, 2023 and 2022, respectively. At December 31, 2023 and September 30, 2023, the swap totaled $6.8 million and $2.8 million, respectively, and was included in other accrued liabilities in the Consolidated Balance Sheets.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €55.0 million ($60.7 million) as of December 31, 2023. Currency losses of $1.1 million (net of income taxes of $383,000), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at December 31, 2023.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 729,060 shares remain available for repurchase as of December 31, 2023. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2024.

Consolidated working capital of the Company was $308.9 million at December 31, 2023, compared to $253.7 million at September 30, 2023.  Cash and cash equivalents were $37.9 million at December 31, 2023, compared to $42.1 million at September 30, 2023.  The Company's current ratio was 1.9 at December 31, 2023 and 1.6 at September 30, 2023, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at December 31, 2023, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2024 Remainder	2025 to 2026		2027 to 2028	After 2028
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$521,071	$—	$521,071	(2)	$—	$—
2025 Senior Notes	330,135	7,875	322,260		—	—
Finance lease obligations (1)	16,174	3,550	7,346		4,010	1,268
Non-cancelable operating leases (1)	73,805	19,639	37,681		13,333	3,152
Other	41,483	761	27,052		6,135	7,535
Total contractual cash obligations	$982,668	$31,825	$915,410		$23,478	$11,955
(1) Lease obligations have not been discounted to their present value.
(2) Subsequent to the balance sheet date, the Company amended its domestic credit facility and extended its maturity date to February 2029. Refer to Note 17, "Subsequent Event" in Item 1 - "Financial Statements and Supplementary Data" for further details.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of December 31, 2023, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.2 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

REGULATORY MATTERS:

The Company’s operations are subject to various federal, state and local laws and regulations requiring strict compliance, including, but not limited to, the protection of the environment. The Company has established numerous internal compliance programs to further enhance measures meant to ensure lawful satisfaction of the applicable regulations. In addition, the Company is party to specific environmental matters which include obligations to investigate and mitigate the effects on the environment of certain materials at operating and non-operating sites. The Company is currently performing environmental assessments and remediation at certain sites, as applicable.

ACQUISITIONS AND DIVESTITURES:

Refer to Note 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further details on the Company's acquisitions and divestitures.

SUBSEQUENT EVENT:

Refer to Note 17, "Subsequent Event" in Item 1 - "Financial Statements" for further details on the Company's subsequent event.

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. The Industrial Technologies segment received over $200 million of new orders during the fiscal 2023 first quarter for its energy storage solutions business. The orders have been received from multiple EV, fuel cell, and battery manufacturers, and the timing of execution for these orders is expected to impact the segment’s sales in fiscal 2024. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, the Company expects that sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of the Company’s businesses, particularly the Industrial Technologies and SGK Brand Solutions segments, currency fluctuations can also be a significant factor on Company’s U.S. dollar reported results.

Recent labor cost increases, supply chain challenges, and other inflation-related impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and cost-reduction initiatives.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2023 (January 1, 2023) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The Company performed an interim assessment of its SGK Brand Solutions goodwill reporting unit as of September 1, 2023. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 4%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended December 31, 2023. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 729,060 shares remain available for repurchase as of December 31, 2023.

The following table shows the monthly fiscal 2024 stock repurchase activity:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2023	84,962	$36.73	84,962	1,110,051
November 2023	287,039	37.56	287,039	823,012
December 2023	93,952	34.94	93,952	729,060
Total	465,953	$36.88	465,953

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II - Other Information, Continued
Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2023
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	February 2, 2024	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	February 2, 2024	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary