Form 10-Q
period 2024-03-31
MATTHEWS INTERNATIONAL CORP
filed 2024-05-03
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
Yes ☐ No ☒

As of March 31, 2024, shares of common stock outstanding were: Class A Common Stock 30,709,859 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2024		September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents		$45,497		$42,101
Accounts receivable, net		192,735		207,526
Inventories, net		253,301		260,409
Contract assets		90,835		74,646
Other current assets		71,681		63,575
Total current assets		654,049		648,257

Investments		26,780		24,988
Property, plant and equipment, net		277,903		270,326
Operating lease right-of-use assets		65,779		71,629
Deferred income taxes		2,316		2,269
Goodwill		707,881		698,109
Other intangible assets, net		143,884		160,478
Other assets		11,885		11,325

Total assets		$1,890,477		$1,887,381

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$5,419		$3,696
Current portion of operating lease liabilities		23,442		23,983
Trade accounts payable		107,147		114,316
Accrued compensation		44,525		58,872
Accrued income taxes		4,035		12,561
Contract liabilities		35,613		36,935
Other current liabilities		138,571		144,237
Total current liabilities		358,752		394,600

Long-term debt		837,357		786,484
Operating lease liabilities		44,658		50,189
Deferred income taxes		69,672		71,255
Other liabilities		70,691		59,572
Total liabilities		1,381,130		1,362,100

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	150,344		168,211
Retained earnings	705,113		714,727
Accumulated other comprehensive loss	(172,504)		(174,404)
Treasury stock, at cost	(209,987)		(219,200)
Total shareholders' equity-Matthews		509,300		525,668
Noncontrolling interests		47		(387)
Total shareholders' equity		509,347		525,281

Total liabilities and shareholders' equity		$1,890,477		$1,887,381

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Sales	$471,223	$479,580	$921,209	$928,820
Cost of sales	(323,041)	(329,957)	(640,674)	(640,267)

Gross profit	148,182	149,623	280,535	288,553

Selling expense	(36,004)	(34,539)	(70,448)	(67,978)
Administrative expense	(81,891)	(81,516)	(160,578)	(159,437)
Intangible amortization	(8,959)	(10,517)	(18,754)	(20,859)

Operating profit	21,328	23,051	30,755	40,279

Interest expense	(12,545)	(12,047)	(24,121)	(22,262)
Other income (deductions), net	(878)	1,503	(1,758)	(551)

Income before income taxes	7,905	12,507	4,876	17,466

Income tax benefit (provision)	1,122	(3,382)	1,848	(4,694)

Net income	9,027	9,125	6,724	12,772

Net loss attributable to noncontrolling interests	—	2	—	58

Net income attributable to Matthews shareholders	$9,027	$9,127	$6,724	$12,830

Earnings per share attributable to Matthews shareholders:
Basic	$0.29	$0.30	$0.22	$0.42

Diluted	$0.29	$0.29	$0.22	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2024	2023	2024	2023	2024	2023

Net income (loss):	$9,027	$9,127	$—	$(2)	$9,027	$9,125
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(6,026)	4,432	—	(5)	(6,026)	4,427
Pension plans and other postretirement benefits	(282)	(176)	—	—	(282)	(176)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	1,983	(1,471)	—	—	1,983	(1,471)
Net amount reclassified to earnings	(499)	(771)	—	—	(499)	(771)
Net change in unrecognized gain (loss) on cash flow hedges	1,484	(2,242)	—	—	1,484	(2,242)
OCI, net of tax	(4,824)	2,014	—	(5)	(4,824)	2,009
Comprehensive income (loss)	$4,203	$11,141	$—	$(7)	$4,203	$11,134

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2024	2023	2024	2023	2024	2023

Net income (loss):	$6,724	$12,830	$—	$(58)	$6,724	$12,772
OCI, net of tax:
Foreign currency translation adjustment	5,659	24,992	22	(1)	5,681	24,991
Pension plans and other postretirement benefits	(362)	769	—	—	(362)	769
Unrecognized loss on cash flow hedges:
Net change from periodic revaluation	(2,406)	(1,378)	—	—	(2,406)	(1,378)
Net amount reclassified to earnings	(991)	(1,268)	—	—	(991)	(1,268)
Net change in unrecognized loss on cash flow hedges	(3,397)	(2,646)	—	—	(3,397)	(2,646)
OCI, net of tax	1,900	23,115	22	(1)	1,922	23,114
Comprehensive income (loss)	$8,624	$35,945	$22	$(59)	$8,646	$35,886
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2024 and 2023 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
Net loss	—	—	(2,303)	—	—	—	(2,303)
Minimum pension liability	—	—	—	(80)	—	—	(80)
Translation adjustment	—	—	—	11,685	—	22	11,707
Fair value of cash flow hedges	—	—	—	(4,881)	—	—	(4,881)
Total comprehensive income							4,443
Stock-based compensation	—	4,651	—	—	—	—	4,651
Purchase of 465,953 shares of treasury stock	—	—	—	—	(17,185)	—	(17,185)
Issuance of 678,750 shares of treasury stock	—	(25,356)	—	—	25,356	—	—
Dividends	—	—	(8,381)	—	—	—	(8,381)
Transactions with non-controlling interest	—	(412)	—	—	—	412	—
Balance, December 31, 2023	$36,334	$147,094	$704,043	$(167,680)	$(211,029)	$47	$508,809
Net income	—	—	9,027	—	—	—	9,027
Minimum pension liability	—	—	—	(282)	—	—	(282)
Translation adjustment	—	—	—	(6,026)	—	—	(6,026)
Fair value of cash flow hedges	—	—	—	1,484	—	—	1,484
Total comprehensive income							4,203
Stock-based compensation	—	4,327	—	—	—	—	4,327
Purchase of 1,029 shares of treasury stock	—	—	—	—	(35)	—	(35)
Issuance of 28,878 shares of treasury stock	—	(1,077)	—	—	1,077	—	—
Dividends	—	—	(7,957)	—	—	—	(7,957)
Balance, March 31, 2024	$36,334	$150,344	$705,113	$(172,504)	$(209,987)	$47	$509,347

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and six months ended March 31, 2024 and 2023 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$6,724	$12,772
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46,784	47,877
Stock-based compensation expense	8,978	8,612
Deferred tax provision	29	268
Gain on sale of assets, net	(316)	—
Defined benefit plan settlement losses	—	1,271
Defined benefit plan settlement payments	—	(24,242)
Proceeds from the settlement of cash flow hedges	—	10,474
Changes in working capital items	(35,609)	(10,885)
Decrease in other assets	11,724	3,298
Decrease in other liabilities	(7,782)	(2,083)
Other operating activities, net	(691)	(2,651)

Net cash provided by operating activities	29,841	44,711

Cash flows from investing activities:
Capital expenditures	(24,033)	(23,772)
Acquisitions, net of cash acquired	(5,825)	(7,586)
Other investing activities, net	95	155

Net cash used in investing activities	(29,763)	(31,203)

Cash flows from financing activities:
Proceeds from long-term debt	491,142	414,843
Payments on long-term debt	(449,509)	(441,963)
Purchases of treasury stock	(17,220)	(2,739)
Dividends	(16,691)	(14,126)
Payments of debt issuance costs	(4,704)	—
Other financing activities	—	(914)

Net cash provided by (used in) financing activities	3,018	(44,899)

Effect of exchange rate changes on cash	300	1,893

Net change in cash and cash equivalents	3,396	(29,498)
Cash and cash equivalents at beginning of year	42,101	71,414
Cash and cash equivalents at end of period	$45,497	$41,916

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company has applied highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of March 31, 2024 and September 30, 2023, the Company had net monetary assets related to its Turkish subsidiaries of $4,612 and $4,271, respectively. Exchange losses related to highly inflationary accounting totaled $390 and $710 for the three and six months ended March 31, 2024, respectively, and $160 and $1,248 for the three and six months ended March 31, 2023, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The amendments in this update affect the presentation and disclosure of a variety of topics in the Codification, and align them with the Securities and Exchange Commission ("SEC") regulations. The effective date of the amendments of this ASU will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4,670 and $3,027 at March 31, 2024 and September 30, 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2024 and 2023 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$212,053	$211,878	$32,817	$41,835	$63,152	$62,324	$308,022	$316,037
Central and South America	—	—	—	—	1,308	995	1,308	995
Europe	7,907	8,462	81,579	81,970	52,731	52,941	142,217	143,373
Australia	2,196	2,549	—	—	2,153	2,216	4,349	4,765
Asia	—	—	1,740	1,709	13,587	12,701	15,327	14,410
Total Sales	$222,156	$222,889	$116,136	$125,514	$132,931	$131,177	$471,223	$479,580

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$409,218	$407,077	$65,956	$77,975	$125,872	$129,904	$601,046	$614,956
Central and South America	—	—	—	—	2,562	2,332	2,562	2,332
Europe	15,878	16,825	158,355	153,271	102,863	101,458	277,096	271,554
Australia	5,131	5,489	—	—	4,324	4,515	9,455	10,004
Asia	—	—	3,199	3,411	27,851	26,563	31,050	29,974
Total Sales	$430,227	$429,391	$227,510	$234,657	$263,472	$264,772	$921,209	$928,820

Revenue from products or services provided to customers over time accounted for approximately 18% and 13% of revenue for the three months ended March 31, 2024 and 2023, respectively and 19% and 13% of revenue for the six months ended March 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2024				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,889	$—	$1,889	$—	$4,006	$—	$4,006
Equity and fixed income mutual funds	—	1,466	—	1,466	—	699	—	699
Life insurance policies	—	4,825	—	4,825	—	4,926	—	4,926
Total assets at fair value	$—	$8,180	$—	$8,180	$—	$9,631	$—	$9,631

Liabilities:
Derivatives (1)	$—	$5,198	$—	$5,198	$—	$2,766	$—	$2,766
Total liabilities at fair value	$—	$5,198	$—	$5,198	$—	$2,766	$—	$2,766
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at March 31, 2024 and September 30, 2023.

Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2024	September 30, 2023
Raw materials	$71,068	$70,451
Work in process	103,060	108,400
Finished goods	79,173	81,558
	$253,301	$260,409

Note 6.     Investments

Non-current investments consisted of the following:

	March 31, 2024	September 30, 2023
Equity and fixed income mutual funds	$1,466	$699
Life insurance policies	4,825	4,926
Equity-method investments	332	323
Other (primarily cost-method) investments	20,157	19,040
	$26,780	$24,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements

Long-term debt at March 31, 2024 and September 30, 2023 consisted of the following:

	March 31, 2024	September 30, 2023
Revolving credit facilities	$511,057	$463,168
2025 Senior Notes	298,362	298,500
Other borrowings	17,200	19,241
Finance lease obligations	16,157	9,271
Total debt	842,776	790,180
Less current maturities	(5,419)	(3,696)
Long-term debt	$837,357	$786,484

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in January 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at March 31, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred new debt issuance costs of $4,704 in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $5,363 and $949 at March 31, 2024 and September 30, 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2024 and September 30, 2023 were $447,949 and $405,000, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2024 and September 30, 2023 were €55.0 million ($59,370) and €55.0 million ($58,168), respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2024 and 2023 was 4.89% and 5.17%, respectively.

The Company has $299,217 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $855 and $1,125 at March 31, 2024 and September 30, 2023, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $125,000 of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA, which had a maturity date of March 2024, was amended in March 2024 to extend the maturity date to March 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2024 and September 30, 2023, the amount sold to the Purchasers was $109,900 and $101,800, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $51,819 and $57,897 as of March 31, 2024 and September 30, 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Gross receivables sold	$194,116	$201,115
Cash collections reinvested	(186,016)	(189,105)
Net cash proceeds received	$8,100	$12,010

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $34,993 and $16,950 during the six months ended March 31, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of March 31, 2024 and September 30, 2023, the amount of factored receivables that remained outstanding was $15,411 and $18,045, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10,795). The facility also provides €18.5 million ($19,970) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €3.5 million ($3,738) at March 31, 2024. There were no outstanding borrowings under the credit facility at September 30, 2023. The weighted-average interest rate on outstanding borrowings under this facility was 6.11% and 5.17% at March 31, 2024 and 2023, respectively.

Other borrowings totaled $17,200 and $19,241 at March 31, 2024 and September 30, 2023, respectively. The weighted-average interest rate on all other borrowings was 2.55% and 3.01% at March 31, 2024 and 2023, respectively.

As of March 31, 2024 and September 30, 2023, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At March 31, 2024 and September 30, 2023, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	March 31, 2024		September 30, 2023
	Interest Rate Swaps	Cross- Currency Swaps	Interest Rate Swaps	Cross- Currency Swaps
Current assets:
Other current assets	$472	$—	$920	$—
Long-term assets:
Other assets	1,417	—	3,086	—
Current liabilities:
Other current liabilities	(31)	—	—	—
Long-term liabilities:
Other liabilities	(91)	(5,076)	—	(2,766)
Total derivatives	$1,767	$(5,076)	$4,006	$(2,766)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2024	September 30, 2023
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.6	4.1
Weighted-average received rate	5.33%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $1,767 ($1,319 after tax) at March 31, 2024 and $4,006 ($2,991 after tax) at September 30, 2023, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $5,775 ($4,316 after tax) and $8,084 ($6,041 after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of March 31, 2024 and September 30, 2023, respectively. Assuming market rates remain constant with the rates at March 31, 2024, a gain (net of tax) of approximately $2,896 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392, as of March 31, 2024 and September 30, 2023, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $3,790 (net of income taxes of $1,286) and a loss of $2,065 (net of income taxes of $701), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2024 and September 30, 2023, respectively. Income of $327 and $586, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2024, respectively. Income of $309 and $581, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2023, respectively. At March 31, 2024 and September 30, 2023, the swap totaled $5,076 and $2,766, respectively, and was included in other accrued liabilities in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Activities (continued)

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €55.0 million ($59,370) as of March 31, 2024. Currency losses of $1,991 (net of income taxes of $675), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2024.

Refer to Note 12, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At March 31, 2024, 1,178,558 shares have been issued under the 2017 Equity Incentive Plan. 1,233,583 time-based RSUs, 1,579,514 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,720,892 of these share-based awards are outstanding as of March 31, 2024.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended March 31, 2024 and 2023, stock-based compensation cost totaled $4,327 and $4,278, respectively. For the six-month periods ended March 31, 2024 and 2023, stock-based compensation totaled $8,978 and $8,612, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,093 and $1,057 for the three-month periods ended March 31, 2024 and 2023, respectively, and $1,778 and $1,608 for the six-month periods ended March 31, 2024 and 2023, respectively.

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

The transactions for RSUs for the six months ended March 31, 2024 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2023	1,728,697	$30.90
Granted	458,320	40.39
Vested	(449,775)	30.07
Expired or forfeited	(16,350)	35.22
Non-vested at March 31, 2024	1,720,892	$33.60

During the third quarter of fiscal 2021, 75,000 stock options were granted under the 2017 Equity Incentive Plan. The option price for each stock option granted was $41.70, which was equal to the fair market value of the Company's Class A Common Stock on the date of grant. During the second quarter of fiscal 2024, all of these stock options were forfeited in connection with an employee retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

As of March 31, 2024, the total unrecognized compensation cost related to all unvested stock-based awards was $28,205 and is expected to be recognized over a weighted average period of 2.2 years.

The fair value of certain stock-based awards that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the six-month period ended March 31, 2024.

Six Months Ended March 31, 2024
Expected volatility	31.8%
Dividend yield	2.4%
Average risk-free interest rate	4.7%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the six months ended March 31, 2024 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2024, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2024 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other liabilities.  A total of 50,355 shares and share units had been deferred under the Director Fee Plans as of March 31, 2024.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2024.  As of March 31, 2024, 373,471 restricted shares and RSUs have been granted under the Director Fee Plans, 200,242 of which were issued under the 2019 Director Fee Plan.  67,560 RSUs are unvested at March 31, 2024 under the Director Fee Plans.

Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income attributable to Matthews shareholders	$9,027	$9,127	$6,724	$12,830
Weighted-average shares outstanding (in thousands):
Basic shares	30,926	30,778	30,921	30,741
Effect of dilutive securities	293	401	292	330
Diluted shares	31,219	31,179	31,213	31,071

Dividends declared per common share	$0.24	$0.23	$0.48	$0.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended March 31,
	Pension		Other Postretirement
	2024	2023	2024	2023

Service cost	$31	$31	$13	$19
Interest cost *	129	105	171	161
Amortization:
Prior service credit	—	—	(91)	(91)
Net actuarial gains *	(9)	(6)	(181)	(177)
Net benefit cost	$151	$130	$(88)	$(88)

	Six months ended March 31,
	Pension		Other Postretirement
	2024	2023	2024	2023

Service cost	$61	$88	$27	$38
Interest cost *	258	248	342	322
Amortization:
Prior service credit	—	—	(182)	(182)
Net actuarial gains *	(20)	(16)	(361)	(354)
Settlement losses *	—	1,271	—	—
Net benefit cost	$299	$1,591	$(174)	$(176)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2024 and 2023 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2023	$6,680		$(178,511)	$4,151		$(167,680)
OCI before reclassification	(72)		(5,779)	1,983		(3,868)
Amounts reclassified from AOCI	(210)	(a)	(247)	(499)	(b)	(956)
Net current-period OCI	(282)		(6,026)	1,484		(4,824)
Balance, March 31, 2024	$6,398		$(184,537)	$5,635		$(172,504)
Attributable to noncontrolling interest:
Balance, December 31, 2023	$—		$288	$—		$288
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, March 31, 2024	$—		$288	$—		$288

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2022	$6,127		$(182,750)	$7,533		$(169,090)
OCI before reclassification	29		4,663	(1,471)		3,221
Amounts reclassified from AOCI	(205)	(a)	(231)	(771)	(b)	(1,207)
Net current-period OCI	(176)		4,432	(2,242)		2,014
Balance, March 31, 2023	$5,951		$(178,318)	$5,291		$(167,076)
Attributable to noncontrolling interest:
Balance, December 31, 2022	$—		$259	$—		$259
OCI before reclassification	—		(5)	—		(5)
Net current-period OCI	—		(5)	—		(5)
Balance, March 31, 2023	$—		$254	$—		$254
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2024 and 2023 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	59		6,102	(2,406)		3,755
Amounts reclassified from AOCI	(421)	(a)	(443)	(991)	(b)	(1,855)
Net current-period OCI	(362)		5,659	(3,397)		1,900
Balance, March 31, 2024	$6,398		$(184,537)	$5,635		$(172,504)
Attributable to noncontrolling interest:
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		22	—		22
Net current-period OCI	—		22	—		22
Balance, March 31, 2024	$—		$288	$—		$288

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	232		25,426	(1,378)		24,280
Amounts reclassified from AOCI	537	(a)	(434)	(1,268)	(b)	(1,165)
Net current-period OCI	769		24,992	(2,646)		23,115
Balance, March 31, 2023	$5,951		$(178,318)	$5,291		$(167,076)
Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		(1)	—		(1)
Net current-period OCI	—		(1)	—		(1)
Balance, March 31, 2023	$—		$254	$—		$254
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2024 and 2023 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$182
Actuarial losses	190	381	Other income (deductions), net
	281	563	Income before income tax (b)
	(71)	(142)	Income taxes
	$210	$421	Net income
Derivatives
Cash flow hedges	$668	$1,327	Interest expense
Net investment hedges	327	586	Interest expense
	995	1,913	Income before income tax (b)
	(249)	(479)	Income taxes
	$746	$1,434	Net income

Details about AOCI Components	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$182
Actuarial losses	183	370	Other income (deductions), net
Settlement losses	—	(1,271)	Other income (deductions), net
	274	(719)	Income before income tax (b)
	(69)	182	Income taxes
	$205	$(537)	Net income
Derivatives
Cash flow hedges	$1,032	$1,697	Interest expense
Net investment hedges	309	581	Interest expense
	1,341	2,278	Income before income tax (b)
	(339)	(576)	Income taxes
	$1,002	$1,702	Net income

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in cost of goods sold and selling and administrative expenses. For additional information, see Note 11.

(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2024 were a benefit of $1,848, compared to an expense of $4,694 for the first six months of fiscal 2023. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2024 compared to the same period for fiscal 2023 resulted from a decrease in consolidated pre-tax income in fiscal 2024 compared to fiscal 2023 as well as a net tax benefit from discrete items. The Company’s fiscal 2024 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, non-tax benefited foreign losses, and a net discrete tax benefit. The Company’s fiscal 2023 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,549 and $3,779 on March 31, 2024 and September 30, 2023, respectively, which would impact the annual effective rate at March 31, 2024 and September 30, 2023, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,913 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $862 and $730 at March 31, 2024 and September 30, 2023, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of March 31, 2024, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2020 and forward
United States – State	2019 and forward
Canada	2020 and forward
Germany	2019 and forward
United Kingdom	2022 and forward
Singapore	2020 and forward
Australia	2018 and forward

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Sales:
Memorialization	$222,156	$222,889	$430,227	$429,391
Industrial Technologies	116,136	125,514	227,510	234,657
SGK Brand Solutions	132,931	131,177	263,472	264,772
Consolidated Sales	$471,223	$479,580	$921,209	$928,820

Adjusted EBITDA:
Memorialization	$46,614	$48,030	$83,314	$87,167
Industrial Technologies	10,028	15,565	19,650	27,767
SGK Brand Solutions	15,370	11,020	28,263	23,252
Corporate and Non-Operating	(15,212)	(16,168)	(28,945)	(30,448)
Total Adjusted EBITDA	$56,800	$58,447	$102,282	$107,738

Acquisition and divestiture related items (1)**	(2,062)	(2,852)	(3,299)	(4,137)
Strategic initiatives and other charges (2)**	(4,962)	(1,280)	(10,882)	(3,061)
Highly inflationary accounting losses (primarily non-cash) (3)	(390)	(160)	(710)	(1,248)
Stock-based compensation	(4,327)	(4,278)	(8,978)	(8,612)
Non-service pension and postretirement expense (4)	(110)	(83)	(219)	(1,471)
Depreciation and amortization *	(23,261)	(24,148)	(46,784)	(47,877)
Interest expense, including RPA and factoring financing fees (5)	(13,783)	(13,137)	(26,534)	(23,808)
Net loss attributable to noncontrolling interests	—	(2)	—	(58)
Income before income taxes	7,905	12,507	4,876	17,466
Income tax benefit (provision)	1,122	(3,382)	1,848	(4,694)
Net income	$9,027	$9,125	$6,724	$12,772

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Fiscal 2024 also includes costs related to an ongoing contractual dispute which totaled $4,972 for the six months ended March 31, 2024. Fiscal 2023 includes loss recoveries totaling $2,154 for the six months ended March 31, 2023, which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,238 and $1,090 for the three months ended March 31, 2024 and 2023, respectively, and $2,413 and $1,546 for the six months ended March 31, 2024 and 2023, respectively.

* Depreciation and amortization was $6,914 and $5,711 for the Memorialization segment, $5,571 and $5,916 for the Industrial Technologies segment, $9,669 and $11,319 for the SGK Brand Solutions segment, and $1,107 and $1,202 for Corporate and Non-Operating, for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization was $13,327 and $11,285 for the Memorialization segment, $11,948 and $11,769 for the Industrial Technologies segment, $19,241 and $22,379 for the SGK Brand Solutions segment, and $2,268 and $2,444 for Corporate and Non-Operating, for the six months ended March 31, 2024 and 2023, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,037 and $333 for the Memorialization segment, $4,431 and $2,437 for the Industrial Technologies segment, $358 and $2,610 for the SGK Brand Solutions segment, and $1,198 and income of $1,248 for Corporate and Non-Operating, for the three months ended March 31, 2024 and 2023, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,097 and $711 for the Memorialization segment, $9,799 and $3,374 for the Industrial Technologies segment, $1,221 and $3,131 for the SGK Brand Solutions segment, and $2,064 and income of $18 for Corporate and Non-Operating, for the six months ended March 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions and Divestitures

Fiscal 2024:

In January 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $5,825 (net of holdbacks and other adjustments, including working capital). The preliminary purchase price allocation was not finalized as of March 31, 2024 and remains subject to change as the Company obtains additional information related to working capital, intangible assets and other liabilities.

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

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2023	$366,015	$115,073	$217,021	$698,109
Additions during period	2,551	—	—	2,551
Translation and other adjustments	3,397	620	3,204	7,221
Net goodwill at March 31, 2024	$371,963	$115,693	$220,225	$707,881

The net goodwill balances at March 31, 2024 and September 30, 2023 included $261,186 of accumulated impairment losses. Accumulated impairment losses at March 31, 2024 and September 30, 2023 were $5,000, $23,946 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2024 (January 1, 2024) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 7%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2024 and September 30, 2023, respectively.

	Carrying Amount	Accumulated Amortization	Net
March 31, 2024:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,338	(124,986)	26,352
Customer relationships	379,416	(295,742)	83,674
Copyrights/patents/other	19,268	(15,950)	3,318
	$580,562	$(436,678)	$143,884
September 30, 2023:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,185	(122,474)	28,711
Customer relationships	378,161	(280,910)	97,251
Copyrights/patents/other	19,375	(15,399)	3,976
	$579,261	$(418,783)	$160,478
The net change in intangible assets during the six months ended March 31, 2024 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to a small acquisition within the Memorialization segment.

Amortization expense on intangible assets was $8,959 and $10,517 for the three-month periods ended March 31, 2024 and 2023, respectively. Amortization expense on intangible assets was $18,754 and $20,859 for the six-month periods ended March 31, 2024 and 2023, respectively. Amortization expense is estimated to be $17,736 for the remainder of fiscal 2024, $20,614 in 2025, $14,293 in 2026, $13,200 in 2027 and $11,135 in 2028.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions and divestitures, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2023.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2024 and 2023. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Sales:	(Dollar amounts in thousands)
Memorialization	$222,156	$222,889	$430,227	$429,391
Industrial Technologies	116,136	125,514	227,510	234,657
SGK Brand Solutions	132,931	131,177	263,472	264,772
Consolidated Sales	$471,223	$479,580	$921,209	$928,820

Adjusted EBITDA:
Memorialization	$46,614	$48,030	$83,314	$87,167
Industrial Technologies	10,028	15,565	19,650	27,767
SGK Brand Solutions	15,370	11,020	28,263	23,252
Corporate and Non-Operating	(15,212)	(16,168)	(28,945)	(30,448)
Total Adjusted EBITDA (1)	$56,800	$58,447	$102,282	$107,738
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the six months ended March 31, 2024 were $921.2 million, compared to $928.8 million for the six months ended March 31, 2023. The decrease in fiscal 2024 sales reflected higher sales in the Memorialization segment, offset by lower sales in the Industrial Technologies and SGK Brand Solutions segments. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $4.8 million on fiscal 2024 sales compared to the prior year.

Memorialization segment sales for the first six months of fiscal 2024 were $430.2 million, compared to $429.4 million for the first six months of fiscal 2023. The sales increase reflected higher sales of granite memorial products, benefits from recent acquisitions (primarily the fiscal 2023 acquisition of Eagle Granite Company) and improved price realization. These increases were partially offset by lower unit sales of caskets, bronze memorial products and cremation equipment. These declines reflected a return to more normalized death rates following the COVID-19 pandemic. Changes in foreign currency exchange rates had a favorable impact of $403,000 on the segment's sales compared to the prior year. Industrial Technologies segment sales were $227.5 million for the first six months of fiscal 2024, compared to $234.7 million for the first six months of fiscal 2023. The change in sales reflected higher sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market), higher product identification sales, and increased sales of surfaces products. These increases were offset by reduced sales of warehouse automation solutions and automotive engineering solutions, and the sales impact of a fiscal 2023 divestiture (see Acquisitions and Divestitures below). Changes in foreign currency exchange rates had a favorable impact of $4.7 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first six months of fiscal 2024 were $263.5 million, compared to $264.8 million for the first six months of fiscal 2023.  The

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

decrease in sales primarily reflected lower retail-based sales and lower brand sales in Europe. These decreases were partially offset by higher brand sales in the U.S., increased sales of cylinder (packaging) products in Europe, and improved price realization. Changes in foreign currency exchange rates had an unfavorable impact of $314,000 on the segment's sales compared to the prior year.

Gross profit for the six months ended March 31, 2024 was $280.5 million, compared to $288.6 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 30.5% and 31.1% for the first six months of fiscal 2024 and fiscal 2023, respectively.  The decrease in gross profit reflected the impact of lower sales, lower margins on engineered products and cremation products, and higher material and labor costs. These decreases were partially offset by improved margins on product identification, warehouse automation solutions and cylinder (packaging) products, and benefits from the realization of productivity improvements and other cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $5.9 million and $3.1 million for the six months ended March 31, 2024 and 2023, respectively.

Selling and administrative expenses for the six months ended March 31, 2024 were $231.0 million, compared to $227.4 million for the first six months of fiscal 2023.  Consolidated selling and administrative expenses, as a percent of sales, were 25.1% for the six months ended March 31, 2024, compared to 24.5% for the same period last year.  Selling and administrative expenses included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $10.8 million in fiscal 2024, compared to $7.8 million in fiscal 2023. Fiscal 2024 selling and administrative expenses also reflected the impact of higher compensation, partially offset by benefits from ongoing cost-reduction initiatives. Intangible amortization for the six months ended March 31, 2024 was $18.8 million, compared to $20.9 million for the six months ended March 31, 2023.

Adjusted EBITDA was $102.3 million for the six months ended March 31, 2024 and $107.7 million for the six months ended March 31, 2023. Memorialization segment adjusted EBITDA was $83.3 million for the first six months of fiscal 2024 compared to $87.2 million for the first six months of fiscal 2023. The decrease in segment adjusted EBITDA reflected the impact of higher material and labor costs, and lower margins on cremation products. These decreases were partially offset by the impact of benefits from productivity initiatives and lower performance-based compensation compared to fiscal 2023. Adjusted EBITDA for the Industrial Technologies segment was $19.7 million for the six months ended March 31, 2024 compared to $27.8 million for the six months ended March 31, 2023. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, higher labor costs, and lower margins on engineered products. These decreases were partially offset by improved margins on product identification and warehouse automation solutions, and benefits from cost-reduction initiatives. Adjusted EBITDA for the SGK Brand Solutions segment was $28.3 million for the first six months of fiscal 2024 compared to $23.3 million for the same period a year ago. The increase in segment adjusted EBITDA primarily reflected the impact of benefits from cost-reduction initiatives and improved margins on cylinder (packaging) products, partially offset by the impact of higher labor costs.

Interest expense for the first six months of fiscal 2024 was $24.1 million, compared to $22.3 million for the same period last year.  The increase in interest expense reflected higher average interest rates and an increase in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the six months ended March 31, 2024 represented a decrease in pre-tax income of $1.8 million, compared to a decrease in pre-tax income of $551,000 for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $219,000 and $1.5 million for the six months ended March 31, 2024 and 2023, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net included $710,000 and $1.2 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey for the six months ended March 31, 2024 and 2023, respectively (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements"). Fiscal 2023 other income (deductions), net also included loss recoveries of $2.2 million related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2024 were a benefit of $1.8 million, compared to an expense of $4.7 million for the first six months of fiscal 2023. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2024 compared to the same period for fiscal 2023 resulted from a decrease in consolidated pre-tax income in fiscal 2024 compared to fiscal 2023 as well as a net tax benefit from discrete items.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company’s fiscal 2024 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, non-tax benefited foreign losses, and a net discrete tax benefit. The Company’s fiscal 2023 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses.

Net losses attributable to noncontrolling interests were $58,000 for the six months ended March 31, 2023, reflecting losses in less than wholly-owned businesses.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(Dollar amounts in thousands)
Net income	$9,027	$9,125	$6,724	$12,772
Income tax (benefit) provision	(1,122)	3,382	(1,848)	4,694
Income before income taxes	7,905	12,507	4,876	17,466
Net loss attributable to noncontrolling interests	—	2	—	58
Interest expense, including RPA and factoring financing fees (1)	13,783	13,137	26,534	23,808
Depreciation and amortization *	23,261	24,148	46,784	47,877
Acquisition and divestiture related items (2)**	2,062	2,852	3,299	4,137
Strategic initiatives and other charges (3)**	4,962	1,280	10,882	3,061
Highly inflationary accounting losses (primarily non-cash) (4)	390	160	710	1,248
Stock-based compensation	4,327	4,278	8,978	8,612
Non-service pension and postretirement expense (5)	110	83	219	1,471
Total Adjusted EBITDA	$56,800	$58,447	$102,282	$107,738

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, and $2.4 million and $1.5 million for the six months ended March 31, 2024 and 2023, respectively.

(2) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Fiscal 2024 also includes costs related to an ongoing contractual dispute which totaled $5.0 million for the six months ended March 31, 2024. Fiscal 2023 includes loss recoveries totaling $2.2 million for the six months ended March 31, 2023, which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $6.9 million and $5.7 million for the Memorialization segment, $5.6 million and $5.9 million for the Industrial Technologies segment, $9.7 million and $11.3 million for the SGK Brand Solutions segment, and $1.1 million and $1.2 million for Corporate and Non-Operating, for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization was $13.3 million and $11.3 million for the Memorialization segment, $11.9 million and $11.8 million for the Industrial Technologies segment, $19.2 million and $22.4 million for the SGK Brand Solutions segment, and $2.3 million and $2.4 million for Corporate and Non-Operating, for the six months ended March 31, 2024 and 2023, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.0 million and $333,000 for the Memorialization segment, $4.4 million and $2.4 million for the Industrial Technologies segment, $358,000 and $2.6 million for the SGK Brand Solutions segment, and $1.2 million and income of $1.2 million for Corporate and Non-Operating, for the three months ended March 31, 2024 and 2023, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.1 million and $711,000 for the Memorialization segment, $9.8 million and $3.4 million for the Industrial Technologies segment, $1.2 million and $3.1 million for the SGK Brand Solutions segment, and $2.1 million and income of $18,000 for Corporate and Non-Operating, for the six months ended March 31, 2024 and 2023, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $29.8 million for the first six months of fiscal 2024, compared to $44.7 million for the first six months of fiscal 2023. Operating cash flow for both periods principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. Net changes in working capital items decreased operating cash flow by $35.6 million and $10.9 million in fiscal 2024 and fiscal 2023, respectively. The fiscal 2024 change in working capital principally reflected incentive compensation-related payments, changes in contract assets and liabilities related to products and services provided to customers over time, lower accounts receivable, inventory and trade accounts payables, and changes in other accounts.

Cash used in investing activities was $29.8 million for the six months ended March 31, 2024, compared to $31.2 million for the six months ended March 31, 2023.  Investing activities for the first six months of fiscal 2024 primarily reflected capital expenditures of $24.0 million, and acquisitions, net of cash acquired, of $5.8 million.  Investing activities for the first six months of fiscal 2023 primarily reflected capital expenditures of $23.8 million, and acquisitions, net of cash acquired, of $7.6 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $48.7 million for the last three fiscal years.  Capital spending for fiscal 2024 is currently estimated to be approximately $60 million. Capital spending in fiscal 2023 and 2024 reflects additional capital projects to support new production capabilities and increased efficiencies within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the six months ended March 31, 2024 was $3.0 million, primarily reflecting proceeds, net of repayments, on long-term debt of $41.6 million, treasury stock purchases of $17.2 million, dividends of $16.7 million, and payments of debt issuance costs of $4.7 million (see below). Cash used in financing activities for the six months ended March 31, 2023 was $44.9 million, primarily reflecting repayments, net of proceeds, on long-term debt of $27.1 million, treasury stock purchases of $2.7 million and dividends of $14.1 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in January 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at March 31, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred new debt issuance costs of $4.7 million in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $5.4 million and $949,000 at March 31, 2024 and September 30, 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2024 and September 30, 2023 were $447.9 million and $405.0 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2024 and September 30, 2023 were €55.0 million ($59.4 million) and €55.0 million ($58.2 million), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2024 and 2023 was 4.89% and 5.17%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $299.2 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $855,000 and $1.1 million at March 31, 2024 and September 30, 2023, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $125.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA, which had a maturity date of March 2024, was amended in March 2024 to extend the maturity date to March 2026.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2024 and September 30, 2023, the amount sold to the Purchasers was $109.9 million and $101.8 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $51.8 million and $57.9 million as of March 31, 2024 and September 30, 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
	(Dollar amounts in thousands)
Gross receivables sold	$194,116	$201,115
Cash collections reinvested	(186,016)	(189,105)
Net cash proceeds received	$8,100	$12,010

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $35.0 million and $17.0 million during the six months ended March 31, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of March 31, 2024 and September 30, 2023, the amount of factored receivables that remained outstanding was $15.4 million and $18.0 million, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10.8 million). The facility also provides €18.5 million ($20.0 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €3.5 million ($3.7 million) at March 31, 2024. There were no outstanding borrowings under the credit facility at September 30, 2023. The weighted-average interest rate on outstanding borrowings under this facility was 6.11% and 5.17% at March 31, 2024 and 2023, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other borrowings totaled $17.2 million and $19.2 million at March 31, 2024 and September 30, 2023, respectively. The weighted-average interest rate on these borrowings was 2.55% and 3.01% at March 31, 2024 and 2023, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2024	September 30, 2023
	(Dollar amounts in thousands)
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.6	4.1
Weighted-average received rate	5.33%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $1.8 million ($1.3 million after tax) at March 31, 2024 and $4.0 million ($3.0 million after tax) at September 30, 2023, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $5.8 million ($4.3 million after tax) and $8.1 million ($6.0 million after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of March 31, 2024 and September 30, 2023, respectively. Assuming market rates remain constant with the rates at March 31, 2024, a gain (net of tax) of approximately $2.9 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of March 31, 2024 and September 30, 2023, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $3.8 million (net of income taxes of $1.3 million) and a loss of $2.1 million (net of income taxes of $701,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2024 and September 30, 2023, respectively. Income of $327,000 and $586,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2024, respectively. Income of $309,000 and $581,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and six months ended March 31, 2023, respectively. At March 31, 2024 and September 30, 2023, the swap totaled $5.1 million and $2.8 million, respectively, and was included in other accrued liabilities in the Consolidated Balance Sheets.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €55.0 million ($59.4 million) as of March 31, 2024. Currency losses of $2.0 million (net of income taxes of $675,000), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at March 31, 2024.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 728,031 shares remain available for repurchase as of March 31, 2024. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2024.

Consolidated working capital of the Company was $295.3 million at March 31, 2024, compared to $253.7 million at September 30, 2023.  Cash and cash equivalents were $45.5 million at March 31, 2024, compared to $42.1 million at September 30, 2023.  The Company's current ratio was 1.8 at March 31, 2024 and 1.6 at September 30, 2023, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at March 31, 2024, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2024 Remainder	2025 to 2026	2027 to 2028	After 2028
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$511,057	$—	$3,738	$—	$507,319
2025 Senior Notes	329,862	7,875	321,987	—	—
Finance lease obligations (1)	17,890	2,779	8,811	5,029	1,271
Non-cancelable operating leases (1)	73,193	13,533	40,402	14,671	4,587
Other	32,540	509	18,289	6,135	7,607
Total contractual cash obligations	$964,542	$24,696	$393,227	$25,835	$520,784
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

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of March 31, 2024, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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
The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2024 (January 1, 2024) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, therefore no impairment charges were necessary. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 7%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2024. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these legal proceedings, as presently positioned, will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 728,031 shares remain available for repurchase as of March 31, 2024.

The following table shows the monthly stock repurchase activity for the second quarter of fiscal 2024:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 2024	1,029	$35.15	1,029	728,031
February 2024	—	—	—	728,031
March 2024	—	—	—	728,031
Total	466,982	$36.88	466,982

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II - Other Information, Continued
Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994 (filed in paper format)
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2023
	10.1	Fifth Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 5, 2024
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	May 3, 2024	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	May 3, 2024	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary