Form 10-Q
period 2024-06-30
MATTHEWS INTERNATIONAL CORP
filed 2024-08-02
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
Yes ☐ No ☒

As of June 30, 2024, shares of common stock outstanding were: Class A Common Stock 30,597,624 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2024		September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents		$42,745		$42,101
Accounts receivable, net		192,817		207,526
Inventories, net		248,644		260,409
Contract assets		95,263		74,646
Other current assets		62,610		63,575
Total current assets		642,079		648,257

Investments		26,810		24,988
Property, plant and equipment, net		272,875		270,326
Operating lease right-of-use assets		64,009		71,629
Deferred income taxes		2,075		2,269
Goodwill		706,219		698,109
Other intangible assets, net		134,801		160,478
Other assets		13,009		11,325

Total assets		$1,861,877		$1,887,381

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$5,476		$3,696
Current portion of operating lease liabilities		23,321		23,983
Trade accounts payable		113,636		114,316
Accrued compensation		47,025		58,872
Accrued income taxes		10,164		12,561
Contract liabilities		31,389		36,935
Other current liabilities		155,141		144,237
Total current liabilities		386,152		394,600

Long-term debt		824,745		786,484
Operating lease liabilities		42,914		50,189
Deferred income taxes		45,164		71,255
Other liabilities		59,210		59,572
Total liabilities		1,358,185		1,362,100

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	155,584		168,211
Retained earnings	699,037		714,727
Accumulated other comprehensive loss	(174,109)		(174,404)
Treasury stock, at cost	(213,201)		(219,200)
Total shareholders' equity-Matthews		503,645		525,668
Noncontrolling interests		47		(387)
Total shareholders' equity		503,692		525,281

Total liabilities and shareholders' equity		$1,861,877		$1,887,381

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Sales	$427,833	$471,908	$1,349,042	$1,400,728
Cost of sales	(295,996)	(333,603)	(936,670)	(973,870)

Gross profit	131,837	138,305	412,372	426,858

Selling expense	(36,012)	(36,345)	(106,460)	(104,323)
Administrative expense	(80,086)	(69,796)	(240,664)	(229,233)
Intangible amortization	(9,037)	(10,640)	(27,791)	(31,499)

Operating profit	6,702	21,524	37,457	61,803

Interest expense	(12,780)	(10,924)	(36,901)	(33,186)
Other income (deductions), net	(974)	(2,487)	(2,732)	(3,038)

(Loss) income before income taxes	(7,052)	8,113	(2,176)	25,579

Income tax benefit (provision)	8,829	558	10,677	(4,136)

Net income	1,777	8,671	8,501	21,443

Net loss attributable to noncontrolling interests	—	67	—	125

Net income attributable to Matthews shareholders	$1,777	$8,738	$8,501	$21,568

Earnings per share attributable to Matthews shareholders:
Basic	$0.06	$0.28	$0.28	$0.70

Diluted	$0.06	$0.28	$0.27	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2024	2023	2024	2023	2024	2023

Net income (loss):	$1,777	$8,738	$—	$(67)	$1,777	$8,671
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(970)	923	—	(31)	(970)	892
Pension plans and other postretirement benefits	(234)	(210)	—	—	(234)	(210)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	105	2,745	—	—	105	2,745
Net amount reclassified to earnings	(506)	(238)	—	—	(506)	(238)
Net change in unrecognized (loss) gain on cash flow hedges	(401)	2,507	—	—	(401)	2,507
OCI, net of tax	(1,605)	3,220	—	(31)	(1,605)	3,189
Comprehensive income (loss)	$172	$11,958	$—	$(98)	$172	$11,860

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2024	2023	2024	2023	2024	2023

Net income (loss):	$8,501	$21,568	$—	$(125)	$8,501	$21,443
OCI, net of tax:
Foreign currency translation adjustment	4,689	25,915	22	(32)	4,711	25,883
Pension plans and other postretirement benefits	(596)	559	—	—	(596)	559
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(2,301)	1,367	—	—	(2,301)	1,367
Net amount reclassified to earnings	(1,497)	(1,506)	—	—	(1,497)	(1,506)
Net change in unrecognized loss on cash flow hedges	(3,798)	(139)	—	—	(3,798)	(139)
OCI, net of tax	295	26,335	22	(32)	317	26,303
Comprehensive income (loss)	$8,796	$47,903	$22	$(157)	$8,818	$47,746
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and nine months ended June 30, 2024 and 2023 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
Net loss	—	—	(2,303)	—	—	—	(2,303)
Minimum pension liability	—	—	—	(80)	—	—	(80)
Translation adjustment	—	—	—	11,685	—	22	11,707
Fair value of cash flow hedges	—	—	—	(4,881)	—	—	(4,881)
Total comprehensive income							4,443
Stock-based compensation	—	4,651	—	—	—	—	4,651
Purchase of 465,953 shares of treasury stock	—	—	—	—	(17,185)	—	(17,185)
Issuance of 678,750 shares of treasury stock	—	(25,356)	—	—	25,356	—	—
Dividends	—	—	(8,381)	—	—	—	(8,381)
Transactions with non-controlling interest	—	(412)	—	—	—	412	—
Balance, December 31, 2023	$36,334	$147,094	$704,043	$(167,680)	$(211,029)	$47	$508,809
Net income	—	—	9,027	—	—	—	9,027
Minimum pension liability	—	—	—	(282)	—	—	(282)
Translation adjustment	—	—	—	(6,026)	—	—	(6,026)
Fair value of cash flow hedges	—	—	—	1,484	—	—	1,484
Total comprehensive income							4,203
Stock-based compensation	—	4,327	—	—	—	—	4,327
Purchase of 1,029 shares of treasury stock	—	—	—	—	(35)	—	(35)
Issuance of 28,878 shares of treasury stock	—	(1,077)	—	—	1,077	—	—
Dividends	—	—	(7,957)	—	—	—	(7,957)
Balance, March 31, 2024	$36,334	$150,344	$705,113	$(172,504)	$(209,987)	$47	$509,347
Net income	—	—	1,777	—	—	—	1,777
Minimum pension liability	—	—	—	(234)	—	—	(234)
Translation adjustment	—	—	—	(970)	—	—	(970)
Fair value of cash flow hedges	—	—	—	(401)	—	—	(401)
Total comprehensive income							172
Stock-based compensation	—	5,331	—	—	—	—	5,331
Purchase of 114,666 shares of treasury stock	—	—	—	—	(3,305)	—	(3,305)
Issuance of 2,431 shares of treasury stock	—	(91)	—	—	91	—	—
Dividends	—	—	(7,853)	—	—	—	(7,853)
Balance, June 30, 2024	$36,334	$155,584	$699,037	$(174,109)	$(213,201)	$47	$503,692

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and nine months ended June 30, 2024 and 2023 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,501	$21,443
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	70,441	71,813
Stock-based compensation expense	14,309	13,635
Deferred tax (benefit) provision	(24,269)	680
(Gain) loss on sale of assets, net	(453)	594
Defined benefit plan settlement losses	—	1,271
Defined benefit plan settlement payments	—	(24,242)
Proceeds from the settlement of cash flow hedges	—	10,474
Changes in working capital items	(29,154)	(16,131)
Decrease in other assets	14,490	4,313
Decrease in other liabilities	(12,334)	(4,748)
Other operating activities, net	1,805	(2,196)

Net cash provided by operating activities	43,336	76,906

Cash flows from investing activities:
Capital expenditures	(33,180)	(37,107)
Acquisitions, net of cash acquired	(5,825)	(15,341)
Purchases of investments	(825)	(1,536)
Other investing activities, net	1,199	267

Net cash used in investing activities	(38,631)	(53,717)

Cash flows from financing activities:
Proceeds from long-term debt	714,414	612,052
Payments on long-term debt	(686,634)	(643,494)
Purchases of treasury stock	(20,525)	(2,818)
Dividends	(24,063)	(21,184)
Payments of debt issuance costs	(4,704)	—
Proceeds from net investment hedge	17,416	—
Other financing activities	—	(913)

Net cash used in financing activities	(4,096)	(56,357)

Effect of exchange rate changes on cash	35	1,049

Net change in cash and cash equivalents	644	(32,119)
Cash and cash equivalents at beginning of year	42,101	71,414
Cash and cash equivalents at end of period	$42,745	$39,295

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024
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

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company has applied highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of June 30, 2024 and September 30, 2023, the Company had net monetary assets related to its Turkish subsidiaries of $6,701 and $4,271, respectively. Exchange losses related to highly inflationary accounting totaled $185 and $895 for the three and nine months ended June 30, 2024, respectively, and $1,826 and $3,074 for the three and nine months ended June 30, 2023, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements. The amendments in this update affect the presentation and disclosure of a variety of topics in the Accounting Standards Codification, and align them with the Securities and Exchange Commission ("SEC") regulations. The effective date of the amendments of this ASU will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $3,868 and $3,027 at June 30, 2024 and September 30, 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2024 and 2023 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$192,575	$197,309	$33,526	$43,924	$62,960	$63,000	$289,061	$304,233
Central and South America	—	—	—	—	1,641	1,342	1,641	1,342
Europe	7,496	8,468	56,558	84,577	50,671	51,532	114,725	144,577
Australia	2,593	2,951	—	—	2,235	2,020	4,828	4,971
Asia	—	—	1,647	2,032	15,931	14,753	17,578	16,785
Total Sales	$202,664	$208,728	$91,731	$130,533	$133,438	$132,647	$427,833	$471,908

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$601,793	$604,386	$99,482	$121,900	$188,832	$192,904	$890,107	$919,190
Central and South America	—	—	—	—	4,203	3,674	4,203	3,674
Europe	23,374	25,293	214,913	237,847	153,534	152,990	391,821	416,130
Australia	7,724	8,440	—	—	6,559	6,535	14,283	14,975
Asia	—	—	4,846	5,443	43,782	41,316	48,628	46,759
Total Sales	$632,891	$638,119	$319,241	$365,190	$396,910	$397,419	$1,349,042	$1,400,728

Revenue from products or services provided to customers over time accounted for approximately 13% and 17% of revenue for the three months ended June 30, 2024 and 2023, respectively and 17% and 14% of revenue for the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and September 30, 2023, the Company had net contract assets for projects recognized using the over time method totaling $63,874 and $37,711, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at June 30, 2024 predominantly related to ongoing projects with the Company's largest energy storage customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2024				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$2,257	$—	$2,257	$—	$4,006	$—	$4,006
Equity and fixed income mutual funds	—	1,484	—	1,484	—	699	—	699
Life insurance policies	—	4,835	—	4,835	—	4,926	—	4,926
Total assets at fair value	$—	$8,576	$—	$8,576	$—	$9,631	$—	$9,631

Liabilities:
Derivatives (1)	$—	$21,279	$—	$21,279	$—	$2,766	$—	$2,766
Total liabilities at fair value	$—	$21,279	$—	$21,279	$—	$2,766	$—	$2,766
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The carrying values for other financial assets and liabilities approximated fair value at June 30, 2024 and September 30, 2023.

Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2024	September 30, 2023
Raw materials	$68,833	$70,451
Work in process	102,741	108,400
Finished goods	77,070	81,558
	$248,644	$260,409

Note 6.     Investments

Non-current investments consisted of the following:

	June 30, 2024	September 30, 2023
Equity and fixed income mutual funds	$1,484	$699
Life insurance policies	4,835	4,926
Equity-method investments	333	323
Other (primarily cost-method) investments	20,158	19,040
	$26,810	$24,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements

Long-term debt at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30, 2024	September 30, 2023
Revolving credit facilities	$498,668	$463,168
2025 Senior Notes	298,497	298,500
Other borrowings	16,744	19,241
Finance lease obligations	16,312	9,271
Total debt	830,221	790,180
Less current maturities	(5,476)	(3,696)
Long-term debt	$824,745	$786,484

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in January 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at June 30, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred new debt issuance costs of $4,704 in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $5,063 and $949 at June 30, 2024 and September 30, 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2024 and September 30, 2023 were $436,632 and $405,000, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2024 and September 30, 2023 were €55.0 million ($58,947) and €55.0 million ($58,168), respectively. The weighted-average interest rate on the outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2024 and 2023 was 4.61% and 5.59%, respectively.

The Company has $299,217 of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $720 and $1,125 at June 30, 2024 and September 30, 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2024 and September 30, 2023, the amount sold to the Purchasers was $105,100 and $101,800, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $52,464 and $57,897 as of June 30, 2024 and September 30, 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Gross receivables sold	$291,189	$301,045
Cash collections reinvested	(287,889)	(284,435)
Net cash proceeds received	$3,300	$16,610

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $53,087 and $36,045 during the nine months ended June 30, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of June 30, 2024 and September 30, 2023, the amount of factored receivables that remained outstanding was $16,424 and $18,045, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10,718). The facility also provides €18.5 million ($19,828) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €2.9 million ($3,088) at June 30, 2024. There were no outstanding borrowings under the credit facility at September 30, 2023. The weighted-average interest rate on outstanding borrowings under this facility was 5.88% and 5.65% at June 30, 2024 and 2023, respectively.

Other borrowings totaled $16,744 and $19,241 at June 30, 2024 and September 30, 2023, respectively. The weighted-average interest rate on all other borrowings was 2.61% and 2.44% at June 30, 2024 and 2023, respectively.

As of June 30, 2024 and September 30, 2023, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At June 30, 2024 and September 30, 2023, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	June 30, 2024		September 30, 2023
	Interest Rate Swaps	Cross- Currency Swaps	Interest Rate Swaps	Cross- Currency Swaps
Current assets:
Other current assets	$616	$—	$920	$—
Long-term assets:
Other assets	1,641	—	3,086	—
Current liabilities:
Other current liabilities	—	(17,416)	—	—
Long-term liabilities:
Other liabilities	—	(3,863)	—	(2,766)
Total derivatives	$2,257	$(21,279)	$4,006	$(2,766)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2024	September 30, 2023
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.4	4.1
Weighted-average received rate	5.34%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $2,257 ($1,685 after tax) at June 30, 2024 and $4,006 ($2,991 after tax) at September 30, 2023, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $4,751 ($3,549 after tax) and $8,084 ($6,041 after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of June 30, 2024 and September 30, 2023, respectively. Assuming market rates remain constant with the rates at June 30, 2024, a gain (net of tax) of approximately $2,580 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81,392, as of June 30, 2024 and September 30, 2023, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $2,884 (net of income taxes of $979) and a loss of $2,065 (net of income taxes of $701), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2024 and September 30, 2023, respectively. Income of $306 and $891, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2024, respectively. Income of $284 and $866, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2023, respectively. At June 30, 2024 and September 30, 2023, the swap totaled $3,863 and $2,766, respectively, and was included in other accrued liabilities in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Activities (continued)

During the third quarter of fiscal 2024, the Company entered into a U.S. Dollar/SEK cross currency swap with a notional amount of SEK 212.7 million ($20,000), which was designated as a net investment hedge of foreign operations. The swap contract matures in June 2025. In connection with this transaction, the Company received $17,416 from the counterparty, representing partial advance payment of amounts due under the U.S. Dollar leg of the swap. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. At June 30, 2024, the swap totaled $17,416 and was included in other current liabilities in the Consolidated Balance Sheet.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €55.0 million ($58,947) as of June 30, 2024. Currency losses of $1,693 (net of income taxes of $574), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2024.

Refer to Note 12, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. At June 30, 2024, 1,180,989 shares have been issued under the 2017 Equity Incentive Plan. 1,233,583 time-based RSUs, 1,579,514 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,717,761 of these share-based awards are outstanding as of June 30, 2024.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended June 30, 2024 and 2023, stock-based compensation cost totaled $5,331 and $5,023, respectively. For the nine-month periods ended June 30, 2024 and 2023, stock-based compensation totaled $14,309 and $13,635, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,351 and $1,249 for the three-month periods ended June 30, 2024 and 2023, respectively, and $3,128 and $2,856 for the nine-month periods ended June 30, 2024 and 2023, respectively.

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

The transactions for RSUs for the nine months ended June 30, 2024 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2023	1,728,697	$30.90
Granted	458,320	40.39
Vested	(452,206)	30.08
Expired or forfeited	(17,050)	35.44
Non-vested at June 30, 2024	1,717,761	$33.60

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

As of June 30, 2024, the total unrecognized compensation cost related to all unvested stock-based awards was $22,341 and is expected to be recognized over a weighted average period of 1.9 years.

The fair value of certain stock-based awards that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the nine-month period ended June 30, 2024.

Nine Months Ended June 30, 2024
Expected volatility	31.8%
Dividend yield	2.4%
Average risk-free interest rate	4.7%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the nine months ended June 30, 2024 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2024, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2024 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other liabilities.  A total of 50,725 shares and share units had been deferred under the Director Fee Plans as of June 30, 2024.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2024.  As of June 30, 2024, 377,460 restricted shares and RSUs have been granted under the Director Fee Plans, 204,231 of which were issued under the 2019 Director Fee Plan.  71,549 RSUs are unvested at June 30, 2024 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Matthews shareholders	$1,777	$8,738	$8,501	$21,568
Weighted-average shares outstanding (in thousands):
Basic shares	30,892	30,795	30,907	30,758
Effect of dilutive securities	336	449	316	371
Diluted shares	31,228	31,244	31,223	31,129

Dividends declared per common share	$0.24	$0.23	$0.72	$0.69

Note 11.   Pension and Other Postretirement Benefit Plans

The Company provides defined benefit pension and other postretirement plans to certain employees. Net periodic pension and other postretirement benefit cost for the plans included the following:

	Three months ended June 30,
	Pension		Other Postretirement
	2024	2023	2024	2023

Service cost	$30	$31	$14	$19
Interest cost *	130	106	171	161
Amortization:
Prior service credit	—	—	(91)	(92)
Net actuarial gains *	(13)	(5)	(180)	(177)
Net benefit cost	$147	$132	$(86)	$(89)

	Nine months ended June 30,
	Pension		Other Postretirement
	2024	2023	2024	2023

Service cost	$91	$119	$41	$57
Interest cost *	388	354	513	483
Amortization:
Prior service credit	—	—	(273)	(274)
Net actuarial gains *	(33)	(21)	(541)	(531)
Settlement losses *	—	1,271	—	—
Net benefit cost	$446	$1,723	$(260)	$(265)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2024 and 2023 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2024	$6,398		$(184,537)	$5,635		$(172,504)
OCI before reclassification	(22)		(738)	105		(655)
Amounts reclassified from AOCI	(212)	(a)	(232)	(506)	(b)	(950)
Net current-period OCI	(234)		(970)	(401)		(1,605)
Balance, June 30, 2024	$6,164		$(185,507)	$5,234		$(174,109)
Attributable to noncontrolling interest:
Balance, March 31, 2024	$—		$288	$—		$288
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2024	$—		$288	$—		$288

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2023	$5,951		$(178,318)	$5,291		$(167,076)
OCI before reclassification	(5)		1,135	2,745		3,875
Amounts reclassified from AOCI	(205)	(a)	(212)	(238)	(b)	(655)
Net current-period OCI	(210)		923	2,507		3,220
Balance, June 30, 2023	$5,741		$(177,395)	$7,798		$(163,856)
Attributable to noncontrolling interest:
Balance, March 31, 2023	$—		$254	$—		$254
OCI before reclassification	—		(31)	—		(31)
Net current-period OCI	—		(31)	—		(31)
Balance, June 30, 2023	$—		$223	$—		$223
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2024 and 2023 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	37		5,364	(2,301)		3,100
Amounts reclassified from AOCI	(633)	(a)	(675)	(1,497)	(b)	(2,805)
Net current-period OCI	(596)		4,689	(3,798)		295
Balance, June 30, 2024	$6,164		$(185,507)	$5,234		$(174,109)
Attributable to noncontrolling interest:
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		22	—		22
Net current-period OCI	—		22	—		22
Balance, June 30, 2024	$—		$288	$—		$288

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	226		26,561	1,367		28,154
Amounts reclassified from AOCI	333	(a)	(646)	(1,506)	(b)	(1,819)
Net current-period OCI	559		25,915	(139)		26,335
Balance, June 30, 2023	$5,741		$(177,395)	$7,798		$(163,856)
Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		(32)	—		(32)
Net current-period OCI	—		(32)	—		(32)
Balance, June 30, 2023	$—		$223	$—		$223
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 11).
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2024 and 2023 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$273
Actuarial losses	193	574	Other income (deductions), net
	284	847	Income before income tax (b)
	(72)	(214)	Income taxes
	$212	$633	Net income
Derivatives
Cash flow hedges	$678	$2,005	Interest expense
Net investment hedges	306	891	Interest expense
	984	2,896	Income before income tax (b)
	(246)	(724)	Income taxes
	$738	$2,172	Net income

Details about AOCI Components	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$92	$274
Actuarial losses	182	552	Other income (deductions), net
Settlement losses	—	(1,271)	Other income (deductions), net
	274	(445)	Income before income tax (b)
	(69)	112	Income taxes
	$205	$(333)	Net income
Derivatives
Cash flow hedges	$317	$2,014	Interest expense
Net investment hedges	284	866	Interest expense
	601	2,880	Income before income tax (b)
	(151)	(728)	Income taxes
	$450	$2,152	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2024 represented a benefit of $10,677, compared to an expense of $4,136 for the first nine months of fiscal 2023. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2024 compared to the same period for fiscal 2023 resulted from a consolidated pre-tax loss in fiscal 2024 compared to pre-tax income in fiscal 2023, as well as a net tax benefit from discrete items in fiscal 2024. The Company’s fiscal 2024 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax credits, jurisdictional tax rate netting, recognition of certain previously unrecognized deferred tax assets and other net discrete tax benefits. The Company’s fiscal 2023 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses.

The Company had unrecognized tax benefits (excluding penalties and interest) of $4,536 and $3,779 on June 30, 2024 and September 30, 2023, respectively, which would impact the annual effective rate at June 30, 2024 and September 30, 2023, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,725 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $702 and $730 at June 30, 2024 and September 30, 2023, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions.  As of June 30, 2024, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2020 and forward
United States – State	2019 and forward
Canada	2020 and forward
Germany	2019 and forward
United Kingdom	2022 and forward
Singapore	2020 and forward
Australia	2020 and forward

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Sales:
Memorialization	$202,664	$208,728	$632,891	$638,119
Industrial Technologies	91,731	130,533	319,241	365,190
SGK Brand Solutions	133,438	132,647	396,910	397,419
Consolidated Sales	$427,833	$471,908	$1,349,042	$1,400,728

Adjusted EBITDA:
Memorialization	$38,737	$39,929	$122,051	$127,096
Industrial Technologies	4,196	15,041	23,846	42,808
SGK Brand Solutions	16,054	16,364	44,317	39,616
Corporate and Non-Operating	(14,241)	(15,146)	(43,186)	(45,594)
Total Adjusted EBITDA	$44,746	$56,188	$147,028	$163,926

Acquisition and divestiture related items (1)**	(2,266)	(308)	(5,565)	(4,445)
Strategic initiatives and other charges (2)**	(6,246)	(4,694)	(17,128)	(7,755)
Highly inflationary accounting losses (primarily non-cash) (3)	(185)	(1,826)	(895)	(3,074)
Stock-based compensation	(5,331)	(5,023)	(14,309)	(13,635)
Non-service pension and postretirement expense (4)	(108)	(85)	(327)	(1,556)
Depreciation and amortization *	(23,657)	(23,936)	(70,441)	(71,813)
Interest expense, including RPA and factoring financing fees (5)	(14,005)	(12,136)	(40,539)	(35,944)
Net loss attributable to noncontrolling interests	—	(67)	—	(125)
(Loss) income before income taxes	(7,052)	8,113	(2,176)	25,579
Income tax benefit (provision)	8,829	558	10,677	(4,136)
Net income	$1,777	$8,671	$8,501	$21,443

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Fiscal 2024 also includes legal costs related to an ongoing dispute with Tesla, Inc. ("Tesla"), which totaled $3,166 and $8,138 for the three and nine months ended June 30, 2024, respectively (see Note 17, "Legal Matter"). Fiscal 2023 includes loss recoveries totaling $2,154 for the nine months ended June 30, 2023, which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,225 and $1,212 for the three months ended June 30, 2024 and 2023, respectively, and $3,638 and $2,758 for the nine months ended June 30, 2024 and 2023, respectively.

* Depreciation and amortization was $7,073 and $5,807 for the Memorialization segment, $5,796 and $5,815 for the Industrial Technologies segment, $9,702 and $11,164 for the SGK Brand Solutions segment, and $1,086 and $1,150 for Corporate and Non-Operating, for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization was $20,400 and $17,092 for the Memorialization segment, $17,744 and $17,584 for the Industrial Technologies segment, $28,943 and $33,543 for the SGK Brand Solutions segment, and $3,354 and $3,594 for Corporate and Non-Operating, for the nine months ended June 30, 2024 and 2023, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1,108 and $270 for the Memorialization segment, $4,490 and $120 for the Industrial Technologies segment, $1,473 and $3,897 for the SGK Brand Solutions segment, and $1,441 and $715 for Corporate and Non-Operating, for the three months ended June 30, 2024 and 2023, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2,204 and $981 for the Memorialization segment, $14,288 and $3,494 for the Industrial Technologies segment, $2,694 and $7,028 for the SGK Brand Solutions segment, and $3,507 and $697 for Corporate and Non-Operating, for the nine months ended June 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions and Divestitures

Fiscal 2024:

In January 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $5,825 (net of holdbacks and other adjustments, including working capital). The preliminary purchase price allocation was not finalized as of June 30, 2024 and remains subject to change as the Company obtains additional information related to working capital, intangible assets and other liabilities.

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

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2023	$366,015	$115,073	$217,021	$698,109
Additions during period	2,551	—	—	2,551
Translation and other adjustments	3,272	383	1,904	5,559
Net goodwill at June 30, 2024	$371,838	$115,456	$218,925	$706,219

The net goodwill balances at June 30, 2024 and September 30, 2023 included $261,186 of accumulated impairment losses. Accumulated impairment losses at June 30, 2024 and September 30, 2023 were $5,000, $23,946 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2024 and September 30, 2023, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2024:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,296	(126,231)	25,065
Customer relationships	379,300	(303,219)	76,081
Copyrights/patents/other	19,240	(16,125)	3,115
	$580,376	$(445,575)	$134,801
September 30, 2023:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,185	(122,474)	28,711
Customer relationships	378,161	(280,910)	97,251
Copyrights/patents/other	19,375	(15,399)	3,976
	$579,261	$(418,783)	$160,478

The net change in intangible assets during the nine months ended June 30, 2024 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to a small acquisition within the Memorialization segment.

Amortization expense on intangible assets was $9,037 and $10,640 for the three-month periods ended June 30, 2024 and 2023, respectively. Amortization expense on intangible assets was $27,791 and $31,499 for the nine-month periods ended June 30, 2024 and 2023, respectively. Amortization expense is estimated to be $9,126 for the remainder of fiscal 2024, $21,195 in 2025, $14,116 in 2026, $13,023 in 2027 and $10,959 in 2028.

Note 17.   Legal Matter

On June 14, 2024, Tesla filed a complaint against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.). The complaint alleges trade secret misappropriation under the Defend Trade Secrets Act (the “DTSA”) and California’s Uniform Trade Secrets Act (the “CUTSA”), breach of contract and unfair business practices. Tesla alleges that the Company improperly incorporated Tesla’s confidential trade secrets into patent filings relating to the Company’s dry battery electrode solutions and that the Company disclosed Tesla’s confidential trade secrets to other companies, including Tesla competitors. Tesla served the complaint on June 24, 2024. On June 25, 2024, the Company filed a Motion to Compel Arbitration based on the provisions of the underlying contract governing the relationship between the Company and Tesla, which requires arbitration. The Company believes the claims stated in the complaint are without merit and intends to vigorously defend itself against the allegations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions and divestitures, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, the outcome of the Company's dispute with Tesla, Inc. ("Tesla"), and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2023.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2024 and 2023. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Sales:	(Dollar amounts in thousands)
Memorialization	$202,664	$208,728	$632,891	$638,119
Industrial Technologies	91,731	130,533	319,241	365,190
SGK Brand Solutions	133,438	132,647	396,910	397,419
Consolidated Sales	$427,833	$471,908	$1,349,042	$1,400,728

Adjusted EBITDA:
Memorialization	$38,737	$39,929	$122,051	$127,096
Industrial Technologies	4,196	15,041	23,846	42,808
SGK Brand Solutions	16,054	16,364	44,317	39,616
Corporate and Non-Operating	(14,241)	(15,146)	(43,186)	(45,594)
Total Adjusted EBITDA (1)	$44,746	$56,188	$147,028	$163,926
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2024 were $1.35 billion, compared to $1.40 billion for the nine months ended June 30, 2023. The decrease in fiscal 2024 sales primarily reflected lower sales in the Industrial Technologies segment. Sales in the Memorialization segment were also lower. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $660,000 on fiscal 2024 sales compared to the prior year.

Memorialization segment sales for the first nine months of fiscal 2024 were $632.9 million, compared to $638.1 million for the first nine months of fiscal 2023. The sales decrease reflected lower unit sales of caskets, cemetery memorial products, and cremation equipment, predominantly resulting from a return to more normalized death rates following the COVID-19 pandemic. These declines were partially offset by improved price realization, higher mausoleum sales, and benefits from recent acquisitions (primarily the fiscal 2023 acquisition of Eagle Granite Company). Industrial Technologies segment sales were $319.2 million for the first nine months of fiscal 2024, compared to $365.2 million for the first nine months of fiscal 2023. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and reduced sales of warehouse automation solutions. The decrease also reflected lower sales of automotive engineering solutions and the sales impact of a fiscal 2023 divestiture (see Acquisitions and Divestitures below). Fiscal 2024 sales for the Industrial Technologies segment were impacted by slower market conditions for the warehouse automation business, and customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had a favorable impact of $3.3 million on the segment's sales compared to the prior year. In the SGK Brand

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Solutions segment, sales for the first nine months of fiscal 2024 were $396.9 million, which was relatively unchanged from $397.4 million for the first nine months of fiscal 2023.  Lower retail-based sales, lower brand sales in Europe, and the impact of unfavorable changes in foreign exchange rates were substantially offset by higher brand sales in the Asia-Pacific region, increased sales of cylinder (packaging) products in Europe, and improved price realization. Changes in foreign currency exchange rates had an unfavorable impact of $2.9 million on the segment's sales compared to the prior year.

Gross profit for the nine months ended June 30, 2024 was $412.4 million, compared to $426.9 million for the same period a year ago.  Consolidated gross profit as a percent of sales was 30.6% and 30.5% for the first nine months of fiscal 2024 and fiscal 2023, respectively.  The decrease in gross profit reflected the impact of lower sales, lower margins on engineered products, and higher material and labor costs. These decreases were partially offset by improved margins on product identification sales and cylinder (packaging) products, and benefits from the realization of productivity improvements and other cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $9.2 million and $6.1 million for the nine months ended June 30, 2024 and 2023, respectively.

Selling and administrative expenses for the nine months ended June 30, 2024 were $347.1 million, compared to $333.6 million for the first nine months of fiscal 2023.  Consolidated selling and administrative expenses, as a percent of sales, were 25.7% for the nine months ended June 30, 2024, compared to 23.8% for the same period last year.  Selling and administrative expenses included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $9.1 million in fiscal 2024, compared to $10.8 million in fiscal 2023. Fiscal 2024 selling and administrative expenses also included $8.1 million of legal costs related to an ongoing dispute in the Company's energy storage business (see Legal Matter below). Selling and administrative expenses in fiscal 2024 also reflected the impact of higher compensation, partially offset by benefits from ongoing cost-reduction initiatives. Intangible amortization for the nine months ended June 30, 2024 was $27.8 million, compared to $31.5 million for the nine months ended June 30, 2023.

Adjusted EBITDA was $147.0 million for the nine months ended June 30, 2024 and $163.9 million for the nine months ended June 30, 2023. Memorialization segment adjusted EBITDA was $122.1 million for the first nine months of fiscal 2024 compared to $127.1 million for the first nine months of fiscal 2023. The decrease in segment adjusted EBITDA reflected the impact of lower unit sales, higher material and labor costs, and lower margins on cremation equipment. These decreases were partially offset by the impact of improved price realization, benefits from productivity initiatives, lower transportation costs, and lower performance-based compensation compared to fiscal 2023. Adjusted EBITDA for the Industrial Technologies segment was $23.8 million for the nine months ended June 30, 2024 compared to $42.8 million for the nine months ended June 30, 2023. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, higher labor costs, and lower margins on engineered products. These decreases were partially offset by improved margins on product identification sales, benefits from cost-reduction initiatives, and lower performance-based compensation compared to fiscal 2023. Adjusted EBITDA for the SGK Brand Solutions segment was $44.3 million for the first nine months of fiscal 2024 compared to $39.6 million for the same period a year ago. The increase in segment adjusted EBITDA primarily reflected the impact of improved price realization, benefits from cost-reduction initiatives and improved margins on cylinder (packaging) products, partially offset by the impact of higher labor costs and higher performance-based compensation compared to fiscal 2023.

Interest expense for the first nine months of fiscal 2024 was $36.9 million, compared to $33.2 million for the same period last year.  The increase in interest expense reflected higher average interest rates and an increase in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the nine months ended June 30, 2024 represented a decrease in pre-tax income of $2.7 million, compared to a decrease in pre-tax income of $3.0 million for the same period last year.  Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $327,000 and $1.6 million for the nine months ended June 30, 2024 and 2023, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Refer to Note 11, "Pension and Other Postretirement Benefit Plans" in Item 1 - "Financial Statements" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.  Other income (deductions), net included $895,000 and $3.1 million of currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey for the nine months ended June 30, 2024 and 2023, respectively (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements").

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2024 represented a benefit of $10.7 million, compared to an expense of $4.1 million for the first nine months of fiscal 2023. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2024 compared to the same period for fiscal 2023

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

resulted from a consolidated pre-tax loss in fiscal 2024 compared to pre-tax income in fiscal 2023, as well as a net tax benefit from discrete items in fiscal 2024. The Company’s fiscal 2024 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax credits, jurisdictional tax rate netting, recognition of certain previously unrecognized deferred tax assets and other net discrete tax benefits. The Company’s fiscal 2023 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and non-tax benefited foreign losses.

Net losses attributable to noncontrolling interests were $125,000 for the nine months ended June 30, 2023, reflecting losses in less than wholly-owned businesses.

Legal Matter

Refer to Note 17, "Legal Matter" in Item 1 - "Financial Statements" for details related to an ongoing dispute with Tesla.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(Dollar amounts in thousands)
Net income	$1,777	$8,671	$8,501	$21,443
Income tax (benefit) provision	(8,829)	(558)	(10,677)	4,136
(Loss) income before income taxes	(7,052)	8,113	(2,176)	25,579
Net loss attributable to noncontrolling interests	—	67	—	125
Interest expense, including RPA and factoring financing fees (1)	14,005	12,136	40,539	35,944
Depreciation and amortization *	23,657	23,936	70,441	71,813
Acquisition and divestiture related items (2)**	2,266	308	5,565	4,445
Strategic initiatives and other charges (3)**	6,246	4,694	17,128	7,755
Highly inflationary accounting losses (primarily non-cash) (4)	185	1,826	895	3,074
Stock-based compensation	5,331	5,023	14,309	13,635
Non-service pension and postretirement expense (5)	108	85	327	1,556
Total Adjusted EBITDA	$44,746	$56,188	$147,028	$163,926

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1.2 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $2.8 million for the nine months ended June 30, 2024 and 2023, respectively.

(2) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Fiscal 2024 also includes legal costs related to an ongoing dispute with Tesla, which totaled $3.2 million and $8.1 million for the three and nine months ended June 30, 2024, respectively (see Note 17, "Legal Matter" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2023 includes loss recoveries totaling $2.2 million for the nine months ended June 30, 2023, which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $7.1 million and $5.8 million for the Memorialization segment, $5.8 million and $5.8 million for the Industrial Technologies segment, $9.7 million and $11.2 million for the SGK Brand Solutions segment, and $1.1 million and $1.2 million for Corporate and Non-Operating, for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization was $20.4 million and $17.1 million for the Memorialization segment, $17.7 million and $17.6 million for the Industrial Technologies segment, $28.9 million and $33.5 million for the SGK Brand Solutions segment, and $3.4 million and $3.6 million for Corporate and Non-Operating, for the nine months ended June 30, 2024 and 2023, respectively.
** Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $1.1 million and $270,000 for the Memorialization segment, $4.5 million and $120,000 for the Industrial Technologies segment, $1.5 million and $3.9 million for the SGK Brand Solutions segment, and $1.4 million and $715,000 for Corporate and Non-Operating, for the three months ended June 30, 2024 and 2023, respectively. Acquisition costs, ERP integration costs, and strategic initiatives and other charges were $2.2 million and $981,000 for the Memorialization segment, $14.3 million and $3.5 million for the Industrial Technologies segment, $2.7 million and $7.0 million for the SGK Brand Solutions segment, and $3.5 million and $697,000 for Corporate and Non-Operating, for the nine months ended June 30, 2024 and 2023, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $43.3 million for the first nine months of fiscal 2024, compared to $76.9 million for the first nine months of fiscal 2023. Operating cash flow for both periods principally included net income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. Net changes in working capital items decreased operating cash flow by $29.2 million and $16.1 million in fiscal 2024 and fiscal 2023, respectively. The fiscal 2024 change in working capital principally reflected lower accounts receivable and inventory, changes in contract assets and liabilities related to products and services provided to customers over time, lower performance-based compensation accruals, and changes in other accounts.

Cash used in investing activities was $38.6 million for the nine months ended June 30, 2024, compared to $53.7 million for the nine months ended June 30, 2023.  Investing activities for the first nine months of fiscal 2024 primarily reflected capital expenditures of $33.2 million, acquisitions, net of cash acquired, of $5.8 million, and purchases of investments of $825,000.  Investing activities for the first nine months of fiscal 2023 primarily reflected capital expenditures of $37.1 million, acquisitions, net of cash acquired, of $15.3 million, and purchases of investments of $1.5 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $48.7 million for the last three fiscal years.  Capital spending for fiscal 2024 is currently estimated to be approximately $50 million. Capital spending in fiscal 2024 and 2023 reflects additional capital projects to support new production capabilities and increased efficiencies, particularly within the Memorialization and Industrial Technologies segments. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2024 was $4.1 million, primarily reflecting proceeds, net of repayments, on long-term debt of $27.8 million, treasury stock purchases of $20.5 million, dividends of $24.1 million, payments of debt issuance costs of $4.7 million (see below), and proceeds from a net investment hedge of $17.4 million (see below). Cash used in financing activities for the nine months ended June 30, 2023 was $56.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $31.4 million, treasury stock purchases of $2.8 million and dividends of $21.2 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in January 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at June 30, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred new debt issuance costs of $4.7 million in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $5.1 million and $949,000 at June 30, 2024 and September 30, 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2024 and September 30, 2023 were $436.6 million and $405.0 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2024 and September 30, 2023 were €55.0 million ($58.9 million) and €55.0 million ($58.2 million), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2024 and 2023 was 4.61% and 5.59%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $299.2 million of 5.25% senior unsecured notes due December 1, 2025 (the "2025 Senior Notes"). The 2025 Senior Notes bear interest at a rate of 5.25% per annum with interest payable semi-annually in arrears on June 1 and December 1 of each year. The Company's obligations under the 2025 Senior Notes are guaranteed by certain of the Company's direct and indirect wholly-owned subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2025 Senior Notes. The Company incurred direct financing fees and costs in connection with the 2025 Senior Notes. Unamortized costs were $720,000 and $1.1 million at June 30, 2024 and September 30, 2023, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2024 and September 30, 2023, the amount sold to the Purchasers was $105.1 million and $101.8 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $52.5 million and $57.9 million as of June 30, 2024 and September 30, 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
	(Dollar amounts in thousands)
Gross receivables sold	$291,189	$301,045
Cash collections reinvested	(287,889)	(284,435)
Net cash proceeds received	$3,300	$16,610

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $53.1 million and $36.0 million during the nine months ended June 30, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of June 30, 2024 and September 30, 2023, the amount of factored receivables that remained outstanding was $16.4 million and $18.0 million, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €10.0 million ($10.7 million). The facility also provides €18.5 million ($19.8 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €2.9 million ($3.1 million) at June 30, 2024. There were no outstanding borrowings under the credit facility at September 30, 2023. The weighted-average interest rate on outstanding borrowings under this facility was 5.88% and 5.65% at June 30, 2024 and 2023, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other borrowings totaled $16.7 million and $19.2 million at June 30, 2024 and September 30, 2023, respectively. The weighted-average interest rate on these borrowings was 2.61% and 2.44% at June 30, 2024 and 2023, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2024	September 30, 2023
	(Dollar amounts in thousands)
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.4	4.1
Weighted-average received rate	5.34%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $2.3 million ($1.7 million after tax) at June 30, 2024 and $4.0 million ($3.0 million after tax) at September 30, 2023, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $4.8 million ($3.5 million after tax) and $8.1 million ($6.0 million after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of June 30, 2024 and September 30, 2023, respectively. Assuming market rates remain constant with the rates at June 30, 2024, a gain (net of tax) of approximately $2.6 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company has a U.S. Dollar/Euro cross currency swap with a notional amount of $81.4 million as of June 30, 2024 and September 30, 2023, which has been designated as a net investment hedge of foreign operations. The swap contract matures in September 2027. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. A loss of $2.9 million (net of income taxes of $1.0 million) and a loss of $2.1 million (net of income taxes of $701,000), which represented effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2024 and September 30, 2023, respectively. Income of $306,000 and $891,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2024, respectively. Income of $284,000 and $866,000, which represented the recognized portion of the fair value of cross currency swaps excluded from the assessment of hedge effectiveness, was included in current period earnings as a component of interest expense for the three and nine months ended June 30, 2023, respectively. At June 30, 2024 and September 30, 2023, the swap totaled $3.9 million and $2.8 million, respectively, and was included in other accrued liabilities in the Consolidated Balance Sheets.

During the third quarter of fiscal 2024, the Company entered into a U.S. Dollar/SEK cross currency swap with a notional amount of SEK 212.7 million ($20.0 million), which was designated as a net investment hedge of foreign operations. The swap contract matures in June 2025. In connection with this transaction, the Company received $17.4 million from the counterparty, representing partial advance payment of amounts due under the U.S. Dollar leg of the swap. The Company assesses hedge effectiveness for this contract based on changes in fair value attributable to changes in spot prices. At June 30, 2024, the swap totaled $17.4 million and was included in other current liabilities in the Consolidated Balance Sheet.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €55.0 million ($58.9 million) as of June 30, 2024. Currency losses of $1.7 million (net of income taxes of $574,000), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at June 30, 2024.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 613,365 shares remain available for repurchase as of June 30, 2024. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2024.

Consolidated working capital of the Company was $255.9 million at June 30, 2024, compared to $253.7 million at September 30, 2023.  Cash and cash equivalents were $42.7 million at June 30, 2024, compared to $42.1 million at September 30, 2023.  The Company's current ratio was 1.7 at June 30, 2024 and 1.6 at September 30, 2023, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at June 30, 2024, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2024 Remainder	2025 to 2026	2027 to 2028	After 2028
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$498,668	$—	$3,088	$—	$495,580
2025 Senior Notes	322,122	—	322,122	—	—
Finance lease obligations (1)	18,007	1,441	9,585	5,688	1,293
Non-cancelable operating leases (1)	71,413	6,923	42,852	16,110	5,528
Other	49,501	257	35,394	6,135	7,715
Total contractual cash obligations	$959,711	$8,621	$413,041	$27,933	$510,116
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

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of June 30, 2024, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. Sales within this segment may also be influenced by the timing of work with the Company's largest energy storage customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, the Company expects that sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of the Company’s businesses, particularly the Industrial Technologies and SGK Brand Solutions segments, currency fluctuations can also be a significant factor on the Company’s U.S. dollar reported results.

Recent labor cost increases, supply chain challenges, and other inflation-related impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and cost-reduction initiatives. The Company plans to initiate cost reduction programs during the fourth quarter of fiscal 2024, which are primarily focused on the Company's engineering and tooling operations in Europe. These initiatives are designed to position these businesses to capitalize on future growth opportunities.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES:

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Except as set forth in Note 8, "Derivatives and Hedging Activities" in Item 1 - "Financial Statements", there have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2024. For additional information see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these ordinary course legal proceedings, as presently positioned, will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

In addition to these ordinary course legal proceedings, the Company is involved in the following legal proceeding.

On June 14, 2024, Tesla filed a complaint against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.). The complaint alleges trade secret misappropriation under the Defend Trade Secrets Act (the “DTSA”) and California’s Uniform Trade Secrets Act (the “CUTSA”), breach of contract and unfair business practices. Tesla alleges that the Company improperly incorporated Tesla’s confidential trade secrets into patent filings relating to the Company’s dry battery electrode solutions and that the Company disclosed Tesla’s confidential trade secrets to other companies, including Tesla competitors. The complaint seeks: (i) a permanent injunction ceasing all sales, offers to sell, and/or demonstrations to others of machines embodying any of Tesla’s confidential and proprietary technology; (ii) transfer of ownership of all patent applications incorporating any of Tesla’s confidential and proprietary technology; (iii) damages, costs, expenses, and pre-judgment and post-judgment interest; (iv) disgorgement of any and all unjust enrichment; and (v) a finding that any misconduct has been knowing, willful, and malicious, and enhancing any damages award. Tesla served the complaint on June 24, 2024. On June 25, 2024, the Company filed a Motion to Compel Arbitration based on the provisions of the underlying contract governing the relationship between the Company and Tesla, which requires arbitration. The Company believes the claims stated in the complaint are without merit and intends to vigorously defend itself against the allegations. The Company currently does not expect this matter will have a material adverse effect on Matthews' financial condition, results of operations or cash flows. At present, sales relating to dry battery electrode solutions are not expected to exceed 7% of the Company's sales for fiscal 2024. For a discussion of the risks to the Company associated with this matter, see “Risk Factors - Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation.”

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, except for the updated risk factor provided below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, in addition to the other information set forth in this report, including the updated risk factor below, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation. The Company actively manages its businesses to ensure compliance under contractual commitments with its customers, including matters related to intellectual property rights. While the Company believes it has complied with its obligations in this regard and has not infringed on the intellectual property of third parties, the Company cannot assure that third parties will not assert claims, meritorious or otherwise. For example, while the Company has attempted to work under the terms of its existing contracts with Tesla to affirm the ownership of its intellectual property, in June 2024, Tesla filed a complaint against the Company (the “Tesla Complaint”) alleging trade secret misappropriations under the DTSA and the CUTSA, breach of contract and unfair business practices relating to the Company’s dry battery electrode solutions. The Company cannot predict whether the assertions in the Tesla Complaint or other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect the Company's business, financial condition and operating results. The defense of these claims, including the Tesla Complaint, and any future infringement claims, whether they are with or without merit or are determined in the Company's favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute, including the dispute with Tesla, may require the Company to pay damages, cease making, licensing, or using products or offering services that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign the Company's offerings, or enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary intellectual property, which may be unavailable on terms acceptable to the Company, or at all. Even if these matters do not result in litigation or are resolved in the Company's favor or without significant

Part II - Other Information, Continued
cash settlements, the time and resources necessary to resolve them could adversely affect the Company's business, reputation, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 613,365 shares remain available for repurchase as of June 30, 2024.

The following table shows the monthly stock repurchase activity for the third quarter of fiscal 2024:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 2024	—	$—	—	728,031
May 2024	106,018	28.84	106,018	622,013
June 2024	8,648	28.50	8,648	613,365
Total	114,666	$28.82	114,666

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	August 2, 2024	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	August 2, 2024	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary