Form 10-K
period 2024-09-30
MATTHEWS INTERNATIONAL CORP
filed 2024-11-22
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2024
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $913.4 million.
As of October 31, 2024, shares of common stock outstanding were: Class A Common Stock 30,602,492 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Matthews International Corporation (“Matthews” or the “Company”) regarding the future, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results of Matthews in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  In addition to the risk factors previously disclosed and those discussed elsewhere in this Annual Report on Form 10-K, factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks or other disruptions to our industries, customers or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, the outcome of the Company's dispute with Tesla, Inc. ("Tesla"), and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law. Matthews posts important information on its investor relations website, available at matw.com/investors. The Company's shareholders are encouraged to review the contents of such website. Notwithstanding the foregoing, the contents of such website are not incorporated into this Annual Report on Form 10-K.

Included in this report are measures of financial performance that are not defined by generally accepted accounting principles in the United States ("GAAP"). These non-GAAP financial measures assist management in comparing the Company's performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company's core operations. For additional information and reconciliations from the consolidated financial statements see "Non-GAAP Financial Measures" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. SGK Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

ITEM 1.        BUSINESS, (continued)

The Company manages its business under three reporting segments, Memorialization, Industrial Technologies, and SGK Brand Solutions. The following table sets forth reported sales for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 21, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data."

	Years Ended September 30,
	2024	2023	2022
Sales to external customers:	(Dollar amounts in thousands)
Memorialization	$829,731	$842,997	$840,124
Industrial Technologies	433,156	505,751	335,523
SGK Brand Solutions	532,850	532,148	586,756
Consolidated Sales	$1,795,737	$1,880,896	$1,762,403

In fiscal 2024, approximately 66% of the Company's sales were made from North America, 29% were made from Europe, 4% were made from Asia, and 1% were made from other regions. For further information on segments, see Note 21, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data." Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe. Products and services of the SGK Brand Solutions segment are sold throughout the world, with principal locations in North America, Europe and Asia.

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

The Memorialization segment sells a full line of cremation-related products, including cremation urns in a variety of sizes, styles and shapes, as well as standard and custom designed granite cremation pedestals and benches. Manufactured bronze and granite niche units are comprised of numerous compartments used to display cremation urns in mausoleums and churches. The Company also markets turnkey cremation gardens that include design and all related products for a cremation memorial garden.

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

Industrial Technologies:

The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries.

The energy storage solutions business produces engineered calendering, laminating, and coating equipment used in the manufacturing of lithium-ion batteries and components of fuel cells. The segment currently delivers products to major vehicle producers and tier 1 battery manufacturers. The segment also offers service, spare parts, calender- and coating-roller refurbishing and retrofits of complete production lines.

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

Production capabilities are available in Germany, the Czech Republic and the United States, with design and assembly in Germany, Switzerland, Czech Republic and the United States. The business is globally active with well-established customer relations.

ITEM 1.        BUSINESS, (continued)

The energy storage solutions business has grown over the last few years, primarily reflecting demand for batteries for use in electric vehicles. The segment has over a decade of experience in developing dry electrode battery solutions. Dry electrode technology makes producing lithium-ion batteries less expensive than the wet electrode process, and is also more environmentally sustainable. These factors could contribute to increased utilization of dry electrode batteries in the electric vehicle market, and thus greater demand for this form of battery production in the future.

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

A portion of the revenue of the Industrial Technologies segment is attributable to the sale of consumables and replacement parts required by the marking, coding and tracking products sold by Matthews. The Company develops inks exclusively for the use with its marking equipment, which is critical to ensure ongoing equipment reliability and mark quality.

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

The segment competes in an industry that is constantly challenged by emerging technologies that impact packaging and marketing. These challenges have created new opportunities for the segment to create, produce and manage large volumes of brand content in an automated manner, which has generated incremental revenues from standalone software-as-a-service (“SaaS”) sales. They also provide the segment with opportunities to advise its clients on how to plan for, manage and execute the digital transformation of their packaging and marketing operations. Increasingly, with the growing awareness and commitment by its clients to environmental sustainability, the SGK Brand Solutions segment is providing solutions that enable its clients to advance their own sustainability initiatives.

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

Workforce Composition:

As of October 31, 2024, the Company and its majority-owned subsidiaries employed over 11,000 people globally in 6 continents and more than 300 locations and 30 countries around the world. Its diverse team of talented employees possess a vast array of skills including engineering, manufacturing, research and development, plant operations, production, logistics, creative design, photography and corporate functional services, including legal, information technology, human resources and finance. Many of Matthews’ employees have highly specialized skills and subject-matter expertise in their respective disciplines, enabling the Company to deliver industry leading products and services to its customers throughout the world.

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

Matthews’ global D&I Council, representative of the Company's diverse workforce from all businesses, regions and cultures, along with multiple local councils and Employee Resource Groups (“ERGs”) focus on priorities across four key pillars: Infrastructure, Employee Engagement, Talent Acquisition, and Community. Aligned and designed to optimize the Company's HR Strategy, the D&I programming embraces, encourages and enhances Matthews as a unique organization, diverse in culture, talent and geography. The Company stands committed to a culture reflecting the people, clients, customers, and communities it serves.

Talent Acquisition and Total Rewards:

To continue to grow and compete in a highly competitive labor market, Matthews works hard to attract and select top talent through a compelling employment value proposition. The Company’s employment brand highlights its values including innovation, commitment to people culture, diversity, equity and inclusion, employee growth, and wellbeing. The Company’s selection process includes key behavioral questions that help select the right people for the right roles which helps ensure cultural alignment.

Matthews understands the highly competitive market for talent and believes that to attract and retain top talent, it must offer competitive pay and benefit programs. The Company evaluates roles to ensure pay is at market rate, and offers annual incentive pay and a competitive benefit package. As a global company, adjustments are made for global and regional market demands.

Talent Management:

From onboarding to leadership development, Matthews believes that investing in its people leads to greater success. The Company’s onboarding program reinforces its values and culture, supports its managers in creating a positive employee experience and rapid assimilation during the first 90 days which builds early commitment with all new hires.

ITEM 1.        BUSINESS, (continued)

Matthews knows that when employees have opportunities to learn and grow, see how their goals and objectives lead to something greater and understand their part in the organization’s success, it helps build a place where people want to stay. Matthews’ globally accessible learning hub is a gateway to personal growth and professional development that allows employees to:

•Explore personalized learning opportunities tailored to specific needs and career aspirations.
•Access a wide range of learning resources on-demand, designed to help prepare employees to meet career aspirations.
•Discover diverse career paths and build the right skills aligned with goals through high-quality content from a variety of sources.
•Enhance skill sets to stay innovative and adaptable in an ever-evolving technological landscape.

Matthews is committed to fostering a culture of continuous learning and development, ensuring all employees have the resources and support they need to succeed.

Succession Management:

The Company’s future success depends upon tomorrow’s leaders. Succession Planning for senior leaders is a key focus area built on the foundation of a structured talent review process for identifying the key roles critical to future success, and the key talent to achieve success. The outputs of this annual process are presented first to the executive team, who then selects a cohort of future leaders to participate in comprehensive leadership programs designed to prepare leaders for enterprise roles, and then presented to the Matthews Board of Directors. The Company believes this investment, which includes classroom learning, assessments, coaching/mentoring and real time strategic project application, both strengthens the organization for the future, while deepening the commitment of its top talent with prepared, ready talent to assume senior roles.

Performance Management:

Connecting employees to the Company's strategy ensures individual effort to a larger goal and strengthens commitment to the organization. The Company supports an annual leadership strategy cascade where each segment, division, group and team identify and align goals and objectives which serve as the basis for individual performance objectives, keeping employees firmly connected to the work and the Company’s collective success. This process is rooted in ongoing coaching and feedback, and measures not just what was accomplished, but how it was accomplished because Matthews believes staying true to its values and key behaviors serves clients better, strengthens culture and keeps employees engaged.

Change Management:

Matthews is a constantly evolving multi-national company, leveraging new ways of working to improve its quality, service and delivery systems to better help customers and clients succeed. Building change capability to support employees through changes accelerates new ways of working, minimizes productivity loss, and accelerates adoption of innovations and improvement measures. The Company has a trained global change network embedded in the business to support transformational projects to help realize the goals and benefits of organizational changes.

Environmental, Health and Safety:

The Company’s leadership team is committed to integrating Environmental, Health, and Safety ("EHS") principles into the Company's business strategy and operations, as it is one of the Company’s core values. Matthews continually improves its EHS management system and performance by setting measurable EHS objectives and targets, regularly reviewing progress, and implementing corrective actions when necessary. A safe and healthy work environment can only be achieved through active participation. Employees at all levels are encouraged and empowered to report hazards, participate in safety programs, and suggest improvements.

BACKLOG:

The Company's current backlog is expected to be substantially filled in fiscal 2025. Cremation and incineration equipment sales backlogs vary in a range of four to six months of sales. Backlogs vary in a range of approximately twelve to eighteen months of sales for mausoleums. Backlogs are generally in excess of a year for purpose-built machinery projects. Backlogs for warehouse automation and fulfillment systems generally vary in a range of up to four weeks for standard products, and are currently in the range of ten to twelve months for custom systems.

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

Company-Specific Risk Factors:

The Company's international sales and operations expose the Company to significant risks and failure to manage those risks could materially adversely impact the Company's business.  The Company conducts business in more than 30 countries around the world, and in fiscal 2024 approximately 36% of the Company's sales were made from locations outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world.  As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks. The Company anticipates that future sales to international customers will continue to account for a significant percentage of its revenues. Risks associated with the Company’s international sales and operations include, but are not limited to:

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
•changes in tax laws, quotas, tariffs and other market barriers;
•difficulties in protection and enforcement of intellectual property rights;
•restrictions on the export or import of technology;
•failure to comply with the foreign data protection laws, including the European Union’s General Data Protection Regulation (the “GDPR”);
•failure to comply with foreign sustainability-related reporting requirements, including the European Corporate Sustainability Reporting Directive;
•inadvertent transfers of export-controlled information due to increased cross-border technology transfers and the use of offshore computer servers;
•transportation, including piracy in international waters; and
•challenges relating to managing a global workforce with diverse cultures, backgrounds and labor laws.

ITEM 1A.    RISK FACTORS, (continued)
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

Changes in foreign currency exchange rates could have an adverse effect on the Company's revenue, cash flows and financial results.  Production and sales of a significant portion of the Company's products are outside the United States, and accordingly, the Company holds assets, incurs liabilities, earns revenue and pays expenses in a variety of currencies.  The Company's consolidated financial statements are presented in U.S. dollars, and therefore, the Company must translate the reported values of its foreign assets, liabilities, revenue and expenses into U.S. dollars.  Increases or decreases in the value of the U.S. dollar compared to foreign currencies may negatively affect the value of these items in the Company's consolidated financial statements, even though their value has not changed in local currency.

Interest rate fluctuations could increase the Company's financing costs and reduce the Company's ability to obtain additional indebtedness or debt refinancing, which could materially and adversely affect the Company. Interest rate fluctuations could increase the Company's financing costs to the extent such interest rates are not hedged. In addition, increases in interest rates could limit the Company's ability to obtain additional indebtedness or debt refinancing on terms that the Company deems attractive, or at all, which could have a material and adverse effect on the Company's borrowing costs, profitability, liquidity and capital resources. Borrowings under the Company’s credit facilities, including the domestic credit facility, are subject to variable rates of interest and expose the Company to interest rate risk. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. To the extent that some or all of the Company’s variable interest rate debt is not subject to interest rate swaps, if interest rates were to increase, the Company’s interest expense would increase, negatively affecting earnings and reducing cash flows available for working capital, capital expenditures and other investments.

The Company also has $300.0 million 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). In the event the Company seeks to refinance indebtedness under the domestic credit facility or the 2027 Senior Secured Notes, or obtain additional financing, higher interest rates may limit the Company’s ability to incur such indebtedness on terms that it deems attractive, if at all. If the Company is unable to incur indebtedness on terms that it deems attractive, it could have a material and adverse effect on the Company’s borrowing costs, profitability, liquidity and capital resources.

Increased prices for raw materials or shortages could adversely affect the Company's results of operations and cash flows.  The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products.  These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, volatility in commodity markets, currency exchange rates, labor costs, tariffs and fuel-related costs.  If suppliers increase the price of critical raw materials, alternative sources of supply, or alternative materials, may not exist or be readily available. In addition, disruptions in the global supply chain may cause prices for raw materials to increase. See "The Company faces additional global supply chain risks and risks of interruption of requisite logistics and transportation services, including as a result of the Company's reliance on limited suppliers and vendors for certain components, materials, and services."

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

ITEM 1A.    RISK FACTORS, (continued)
The Company's balance sheet includes a significant amount of goodwill and intangible assets. An impairment in the carrying value of goodwill could negatively impact the Company's consolidated results of operations and total assets. The Company has recorded a significant amount of goodwill and intangible assets in its consolidated financial statements resulting from acquisition activities and has in the past recorded, and may in the future record, significant charges for impairment of goodwill and intangible assets. The Company tests, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. For example, during the fiscal years ended September 30, 2024 and 2022, Matthews recorded a $16.7 million goodwill write-down with respect to its Surfaces and Engineering reporting unit and an $82.5 million goodwill write-down with respect to its SGK Brand Solutions reporting unit, respectively. See Note 23, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data” for further details. If Matthews concludes that any further goodwill or intangible asset values are impaired, for reasons that may include, but are not limited to, underperformance in one or more reporting segments against forecast levels; changes in the Company’s business strategy, structure, and/or the allocation of resources; the inability of acquisitions to achieve expected operating results; a decline in the Company’s stock price for a sustained period; a potential recession or other disruption; or interest rate increases or other factors, any resulting non-cash impairment charge could have a material adverse effect on Matthews’ business, results of operations and financial condition.

Changes in mortality and cremation rates could have a material adverse effect on the Company's cash flows and revenues.  Generally, life expectancy in the United States and other countries in which the Company's Memorialization segment operates has increased steadily for several decades and is expected to continue to do so in the future, absent events related to pandemics or similar outbreaks.  The increase in life expectancy is also expected to impact the timing of deaths in the future. Additionally, cremations have steadily grown as a percentage of total deaths in the United States since the 1960's, and are expected to continue to increase in the future.  The Company expects that these trends will continue in the future and sales of the Company's Memorialization segment may benefit from the continued growth in the number of cremations; however, such trends may adversely affect the volume of bronze and granite memorialization products and burial caskets sold in the United States.

The Company is subject to competitive pressures, including with respect to product demand and pricing. The Company's businesses have and will continue to operate in competitive markets. Changes in product demand or pricing are affected by domestic and foreign competition and an increase in consolidated purchasing by large customers operating in both domestic and global markets. The Memorialization businesses generally operate in markets with ample supply capacity and demand which is correlated to death rates.  The SGK Brand Solutions businesses serve global customers that are requiring their suppliers to be global in scope and price-competitive.  Additionally, in recent years the Company has witnessed an increase in products manufactured offshore, primarily in China, and imported into the Company's U.S. markets.  It is expected that these trends will continue and may affect the Company's future results of operations.

The loss of any of the Company's large customers could have a material adverse effect on the Company's cash flows and results of operations.  Although the Company does not have any customer that is individually significant to consolidated sales, it does have contracts with several large customers in each of its business segments. While these contracts provide important access to large purchasers of the Company's products, they can obligate the Company to sell products at contracted prices for extended periods of time, or, in the event of a dispute with a large customer, cause disruptions to the units sold to such customer, if any.  Additionally, any significant divestiture of business properties or operations by current customers could result in a loss of business if the Company is not able to maintain the business with the subsequent owners of the businesses.

The Company faces additional global supply chain risks and risks of interruption of requisite logistics and transportation services, including as a result of the Company's reliance on limited suppliers and vendors for certain components, materials, and services. The Company purchases components and materials to manufacture its products from a large number of suppliers, some of which may be critical to operations. The Company’s product offerings are impacted by such suppliers' lead times, volume constraints and increasing costs. The Company has experienced and may continue to experience extended lead times and product unavailability due to manufacturing disruptions or closures as well as delays and unanticipated costs associated with the sourcing of materials. Matthews’ supply chain operations span several geographies globally and are heavily dependent upon third party logistics and transportation services to deliver the Company’s products to customers. Extended lead times and shortages could impair the Company’s ability to meet its customer requirements, require the Company to pay higher prices or incur expedite fees or cause its customers to delay or forgo projects, which would harm Matthews’ business and negatively impact the Company’s gross margin and results of operations.

ITEM 1A.    RISK FACTORS, (continued)
Pandemics or similar outbreaks may cause unfavorable economic or market conditions, which could impact demand patterns, access to capital and/or disrupt global supply chains and manufacturing operations. Pandemics or similar outbreaks could adversely affect the economies of developed and emerging markets, potentially resulting in an economic downturn that could affect customers’ demand for the Company’s products and services, as well as the Company's ability to access capital at acceptable interest rates. The spread of pandemics or similar outbreaks may also disrupt the Company’s manufacturing and production operations, as well as its distribution systems, which include import and export for delivery of the Company’s products to its customers. These factors could materially and adversely affect the Company’s business, financial condition and results of operations. See also "The Company faces additional global supply chain risks and risks of interruption of requisite logistics and transportation services, including as a result of the Company's reliance on limited suppliers and vendors for certain components, materials, and services."

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

Global conflicts may impact the Company's business and the markets in which the Company operates. Global conflicts, such as the war in Ukraine, could impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of its employees and other personnel, specifically those who are based in the affected region. The Company has employees who are based in Eastern Europe, including Russia and Ukraine, who may be affected by the ongoing hostilities. The Company additionally has property, plant and equipment in or around the affected region. The continuing impact of this war and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, is still evolving and unknown; however it could disrupt the Company’s ability to work with certain parties. Similarly, the Company has employees based in the affected region and works with third-party providers from other parts of the world that may be affected by hostilities.

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

The Company faces risks in connection with acquisitions, divestitures and business combinations, including the Company's ability to identify or successfully complete any such acquisitions, divestitures or business combinations, to effectively integrate acquired businesses or to effectively manage the remaining business or the combined business. The Company has grown, in part, through acquisitions and continues to evaluate acquisition, divestiture and business combination opportunities that have the potential to support and strengthen its businesses, and any such future acquisitions, divestitures or business combinations may be material. There is no assurance, however, that future acquisition, divestiture or business combination opportunities will arise, or that if they do, that they will be consummated. In addition, acquisition, divestitures and business combinations involve inherent risks that the businesses acquired, or the combined or remaining business, will not perform in accordance with expectations, or that synergies expected from an acquisition, divestiture or business combination will not be achieved as rapidly as expected, or at all. The Company's pre-transaction diligence review may not discover or accurately quantify certain undisclosed liabilities, and the Company may not be indemnified for such liabilities which could have an adverse effect on the acquired business, the remaining business or the combined business. Failure to effectively integrate acquired businesses or effectively manage the remaining business or the combined business could prevent the realization of expected rates of return on the investment, including the achievement of cost-reduction objectives, and could have a negative effect on the Company's results of operations and financial condition.

ITEM 1A.    RISK FACTORS, (continued)
If the Company is unable to adequately protect the Company's intellectual property, the Company's business, financial condition or results of operations could be materially and adversely affected.  Certain of the Company's businesses rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish proprietary rights.  If the Company does not enforce, or is unsuccessful in enforcing, its intellectual property rights successfully, its competitive position may suffer, which could harm the Company's operating results and have a material adverse effect on the Company's business. In addition, the Company's patents, copyrights, trademarks and other intellectual property rights, including its trade secrets, may not provide a significant competitive advantage. The Company may need to spend significant resources monitoring its intellectual property rights and may or may not be able to detect infringement by third parties. The Company's competitive position may be harmed if it cannot detect infringement and enforce its intellectual property rights quickly or at all. In some circumstances, the Company may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons, such as the expense of litigation against a well-resourced adversary. In addition, competitors might avoid infringement by designing around the Company's intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and the Company's ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation. The Company actively manages its businesses to ensure compliance under contractual commitments with its customers, including matters related to intellectual property rights. While the Company believes it has complied with its obligations in this regard and has not infringed on the intellectual property of third parties, the Company cannot assure that third parties will not assert claims, meritorious or otherwise. For example, while the Company has attempted to work under the terms of its existing contracts with Tesla to affirm the ownership of its intellectual property, in June 2024, Tesla filed a complaint against the Company (the “Tesla Complaint”) alleging trade secret misappropriations under the Defend Trade Secrets Act (the “DTSA”) and California’s Uniform Trade Secrets Act (the “CUTSA”), breach of contract and unfair business practices relating to the Company’s dry battery electrode solutions. The Company cannot predict whether the assertions in the Tesla Complaint or other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect the Company's business, financial condition and operating results. The defense of these claims, including the Tesla Complaint, and any future infringement claims, whether they are with or without merit or are determined in the Company's favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute, including the dispute with Tesla, may require the Company to pay damages, cease making, licensing, or using products or offering services that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign the Company's offerings, or enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary intellectual property, which may be unavailable on terms acceptable to the Company, or at all. Even if these matters do not result in litigation or are resolved in the Company's favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect the Company's business, reputation, financial condition and operating results.

The Company is subject to environmental laws and regulations, as well as environmental remediation and compliance that may lead to significant unforeseen expenses.  The Company is subject to the risk of environmental liability and limitations on its operations due to environmental laws and regulations. The Company is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of potentially substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of the Company's business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than the Company anticipates, and there is no assurance that significant expenditures related to such compliance may not be required in the future.

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

ITEM 1A.    RISK FACTORS, (continued)
The Company relies on third parties and their systems for a variety of services, including significant information technology services, and the failure of these third parties to provide these services could disrupt the Company's business. The Company has entered into agreements with a variety of third-party providers for information technology services, including telecommunications, network server maintenance, cloud computing and transaction processing services. In addition, Matthews has agreements through which it has outsourced certain activities related to the operations of the Company’s business segments. A provider’s ability to provide services could be disrupted for a variety of reasons, including, among others, software errors or design faults, human error, security breaches, power loss, telecommunications failures, equipment failures, electrical disruptions, labor issues, vandalism, fire, flood, extreme weather, terrorism and other events beyond their control. If one or more of Matthews’ providers is unable to provide adequate or timely services, the Company’s ability to deliver products and services to customers could be adversely affected. Matthews cannot completely eliminate the risk of such disruptions, many of which are impacted by events outside of the Company’s control. Any significant disruption could harm the Company’s business, including damage to brands and loss of customers. Additionally, although Matthews believes that most of these services are available from numerous sources, a failure to perform by one or more of the providers could cause a material disruption in the Company’s business and an increase in expense while it works to obtain alternative services. Additionally, while the Company has policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing the profiles of Matthews’ financial, legal, reputational and operational risks.

If the Company is unable to keep pace with technological changes, some of which are beyond the Company's control, the Company may not be able to maintain the Company's competitive position.  The Company operates in certain markets in which technological product development contributes to its ability to compete effectively.  There can be no assurance that the Company will be able to develop new products, that new products can be manufactured and marketed profitably, or that new products will successfully meet the expectations of customers.

Changing laws and regulations relating to privacy, information security and data protection could increase the Company's costs, and the failure to comply with such laws and regulations could result in significant business disruptions, litigation or enforcement actions.  The Company is subject to many data privacy, data protection, and data breach notification laws, including the GDPR, which became effective in May of 2018, and the California Consumer Privacy Act (the "CCPA"), which became effective in January 2020. The GDPR and the CCPA contain comprehensive data protection compliance requirements. Complying with the GDPR and the CCPA may continue to cause the Company to incur substantial operational costs or require the Company to change certain of its business practices in certain jurisdictions. The Company’s measures to assess the requirements of, and to comply with, the GDPR and the CCPA, as well as new and existing data-related laws and regulations of other jurisdictions, could be challenged, including by authorities that regulate data-related compliance. The Company’s ongoing compliance measures could result in the incurrence of significant expense in facilitating and responding to regulatory investigations, and if the measures initiated by the Company are deemed to be inadequate, the Company could be subject to litigation or enforcement actions that may require operational changes, fines, penalties or damages, which could have an adverse impact on the Company’s business or results of operations.

Future tax law changes and/or interpretation of existing tax laws may adversely affect the Company's effective income tax rate and require adjustments to the Company's tax estimates. Matthews is subject to domestic and international tax laws and cannot predict the scope or effect of future tax law changes. Domestically, the U.S. Department of Treasury has broad authority to issue regulations and interpretive guidance. The Company has applied available guidance to estimate its tax obligations, but new guidance may cause the Company to make adjustments to its tax estimates in future periods.

The Company operates in a regulated environment that requires the Company's compliance with laws and regulations. Non-compliance could subject the Company to sanctions and materially adversely affect the Company's business.  Due to the international scope of the Company's operations, Matthews is subject to a complex system of commercial and trade regulations around the world, and the Company's foreign operations are governed by laws, rules and business practices that often differ from those of the United States. The Company cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on the Company's business and results of operation.  For example, recent years have seen an increase in the development and enforcement of laws and regulations regarding trade compliance, economic sanctions, anti-money laundering, and anti-corruption, such as the FCPA and similar laws in other countries. While Matthews maintains a variety of internal policies and controls and takes steps, including periodic training and internal audits, that the Company believes are reasonably calculated to discourage, prevent and detect violations of such laws, the Company cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of the Company's policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt the Company's business, and could materially and adversely affect the Company's reputation, business and results of operations or financial condition.

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

General Risk Factors:

The Company's business is affected by general economic conditions, and any economic decline or other circumstances that result in reductions in the Company's customers’ spending could negatively impact the Company's sales volume and revenues.  Generally, changes in domestic and international economic conditions affect the industries in which the Company and its customers and suppliers operate.  These changes include changes in the rate of consumption or use of the Company's products due to economic downturns, volatility in currency exchange rates, and changes in raw material prices resulting from supply and/or demand conditions.

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

The Company's results of operations could be adversely affected by labor shortages, turnover and labor cost increases. Labor is a significant component of the Company's operations. Several factors may adversely affect the labor force available to Matthews or increase labor costs (i.e., labor rates and overtime levels), including high employment levels, unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and the Company’s responses thereto. An overall labor shortage, lack of skilled labor, increased turnover, or labor inflation, caused by pandemics or as a result of general macroeconomic factors, could have a material adverse impact on the Company’s business and operating results.

The Company relies on information technology to operate the Company's business. Security breach incidents and breakdowns of information technologies, or failure to comply with laws governing data privacy and data protection, could disrupt the Company's operations, subject the Company to legal claims, and impact the Company's financial results.  In the course of business, the Company collects and stores sensitive data and proprietary business information. The Company could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of the Company's network or data including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although the Company is not aware of any significant incidents to date, if it is unable to prevent, detect and timely remediate such security or privacy breaches, its operations could be disrupted or the Company may suffer legal claims, loss of reputation, financial loss, property damage, or regulatory penalties because of lost or misappropriated information.

The Company expects that compliance with laws governing data privacy and data protection will require ongoing investment in systems, policies and personnel and will continue to impact Matthews’ business in the future by increasing legal, operational and compliance costs. There can be no assurance that the Company’s efforts will meet the evolving standards imposed by governmental and regulatory agencies, including data protection authorities, with respect to standards that may be adopted in the future. If the Company is found or suspected to have violated data privacy or data protection laws, it may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries, governmental investigations and proceedings, and may incur damage to its reputation. Any such developments may subject Matthews to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, all of which could have a material adverse effect on the Company’s business and results of operations.

ITEM 1A.    RISK FACTORS, (continued)
If the Company fails to maintain effective internal controls over financial reporting at a reasonable assurance level, the Company may not be able to accurately report the Company's financial results, and may require the restatement of previously published financial information, which could have a material adverse effect on the Company's operations, investor confidence in the Company's business and the trading price of the Company's securities.  Section 404 of the Sarbanes-Oxley Act of 2002 requires a comprehensive evaluation of the Company's internal control over financial reporting. To comply with this statute, the Company is required to document and test its internal control over financial reporting, management is required to assess and issue a report concerning internal control over financial reporting, and the Company's independent registered public accounting firm is required to attest to and report on the Company's assessment of the effectiveness of internal control over financial reporting. Any failure to maintain or implement required new or improved controls could cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the consolidated financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If the Company cannot produce reliable financial reports, investors could lose confidence in the Company's reported financial information, the market price of the Company's Class A Common Stock could decline significantly, and its business, financial condition, and reputation could be harmed.

The Company's efforts to comply with Dodd-Frank and other evolving laws and regulations could result in increased costs and expenses related to compliance and potential violations.  The Company is required to comply with various securities laws and regulations, including but not limited to the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). Dodd-Frank contains provisions, among others, designed to improve transparency and accountability concerning the supply chains of certain minerals originating from the Democratic Republic of Congo and adjoining countries that are believed to be benefiting armed groups ("Conflict Minerals"). While Dodd-Frank does not prohibit companies from using Conflict Minerals, the SEC mandates due diligence, disclosure and reporting requirements for companies for which Conflict Minerals are necessary to the functionality or production of a product. The Company's efforts to comply with Dodd-Frank and other evolving laws, regulations and standards could result in increased costs and expenses related to compliance and potential violations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.  CYBERSECURITY.

Cybersecurity Program

Matthews depends on integrated information systems to conduct its business. Accordingly, the Company has implemented a cybersecurity program designed to protect its information systems and to assess, identify and manage material risks from cybersecurity threats. This comprehensive program addresses acceptable use, risk management, data privacy, incident management and reporting, identity and access management, third-party management, physical security, and vulnerability identification. The Company also deploys cybersecurity training courses to all employees, maintains an Incident Response Plan, establishes cybersecurity contingency plans and conducts phishing testing on a regular basis.

Matthews continues to invest in internal and external tools to better detect, patch, monitor, and restore systems. Further, the Company maintains cybersecurity insurance coverage intended to protect against loss of business and other related consequences resulting from cyber incidents.

Risk Management and Strategy

Matthews uses a risk-based approach to manage risks from cybersecurity threats according to the nature and sensitivity of the data and the criticality of the systems to operations. The Company also maintains a vulnerability management program where cybersecurity risks are identified, classified, and addressed and periodically conducts penetration testing through an independent third-party assessor. The Company conducts cybersecurity tabletop exercises to enhance mitigating controls and incident response preparedness. When management deems it advisable, the Company engages third parties, including consultants, advisors, and auditors, to assist with security and maturity assessments, security operations, employee training and awareness, compliance, penetration testing, network and endpoint monitoring, threat intelligence, and vulnerability management.

ITEM 1C.    CYBERSECURITY, (continued)
Matthews uses a number of means to assess cyber risks related to its third-party service providers, including processes governing interconnections with third-party systems and regular review of critical vendors’ cybersecurity positions for potential risks. Third-party service provider assessments begin during onboarding and continue throughout the relationship, based upon an assessment of third-party risk. Those assessments include review of System and Organization Controls ("SOC") 1 and SOC 2 reports (as each such report is defined by the American Institute of Certified Public Accountants), and direct interaction with key vendors to assess and address risks. Contracts with third-party service providers contain appropriate protective provisions for the Company including audit rights, third-party notification obligations, and security requirements for the retention of data.

Matthews maintains a cybersecurity Incident Response Plan. In the event of a cybersecurity incident, designated personnel including members of Information Technology ("IT"), finance, legal, communications, human resources and any affected unit or department are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements.

Matthews has experienced cyber-attacks in the past and, while none of these cyber-attacks resulted in a material disruption to the Company’s business, Matthews may experience additional cyber-attacks in the future. As of the filing of this Form 10-K, the Company is not aware of any such attacks that have occurred since the beginning of fiscal 2024 that have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. While the Company has implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, the Company may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, refer to Item 1A - “Risk Factors - The Company relies on information technology to operate the Company's business. Security breach incidents and breakdowns of information technologies, or failure to comply with laws governing data privacy and data protection, could disrupt the Company's operations, subject the Company to legal claims, and impact the Company's financial results.”

Governance

Board of Directors Oversight

Cybersecurity risks are overseen by the Audit Committee of the Board of Directors of the Company. The Audit Committee and the Board of Directors oversee and periodically review the design and effectiveness of the Company’s cybersecurity program, as well as its contingency plans. The Chief Information Officer (“CIO”) and Director of IT Security provide regular reports to the Audit Committee, which include information about cyber-risk management, the effectiveness of the Company's cybersecurity framework, direct or emerging threats to the Company, program maturity and strategy, third-party risk management, and benchmarking against its industry peers.

Management’s Role Managing Risk

Matthews’ CIO and Director of IT Security are primarily responsible for assessing and managing material risks from cybersecurity threats. The CIO reports directly to the Company’s Chief Financial Officer, and the Director of IT Security reports to the CIO. The CIO, Director of IT Security, and the Company's cybersecurity team have decades of experience in various roles managing information security, developing cybersecurity strategy, and implementing, planning and operationalizing a comprehensive global IT infrastructure.

The Director of IT Security is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents. With the support of legal, the Director of IT Security is responsible for global regulatory compliance related to cybersecurity regulations and industry standards. The Director of IT Security also advises on the implementation of cybersecurity risk management in the Company’s products and services as they are being developed.

As part of its risk management process, the Matthews management team also identifies, assesses and evaluates risks impacting the Company’s operations, including those risks related to cybersecurity, and raises them for internal discussion, and where it is determined to be appropriate, issues are also raised to the Board of Directors for consideration.

ITEM 2.  PROPERTIES.

The Company's facilities provide adequate space for meeting its near-term production requirements. Significant principal properties of the Company and its majority-owned subsidiaries as of October 31, 2024 were as follows (properties, which are unencumbered, are owned by the Company except as noted):

Location	Description of Property
Memorialization:
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Indianapolis, IN	Distribution Hub	(1)
Monterrey, Mexico	Manufacturing	(1)
Pittsburgh, PA	Manufacturing / Division Offices
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
York, PA	Manufacturing
Industrial Technologies:
Bocholt, Germany	Manufacturing / Division Offices
Cincinnati, OH	Manufacturing / Distribution
Fribourg, Switzerland	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Holoubkov, Czech Republic	Manufacturing
Lima, Costa Rica	Manufacturing	(1)
Mönchengladbach, Germany	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Pittsburgh, PA	Division Offices
San Antonio, TX	Manufacturing
Wilsonville, OR	Manufacturing
Vreden, Germany	Manufacturing	(2)
SGK Brand Solutions:
Battle Creek, MI	Production Facility	(1)
Chennai, India	Production Facility	(1)
Dachnow, Poland	Manufacturing	(1)
East Butler, PA	Production Facility	(1)
East Java, Indonesia	Production Facility	(1)
Goslar, Germany	Production Facility	(1)
Izmir, Turkey	Manufacturing
Jülich, Germany	Production Facility	(1)
Manchester, England	Production Facility	(1)
Minneapolis, MN	Production Facility
Mississauga, Canada	Production Facility	(1)
Penang, Malaysia	Production Facility
Tigard, OR	Production Facility	(1)
Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the DTSA and the CUTSA, breach of contract and unfair business practices. As a result of the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration. The Company maintains the claims vaguely stated in the complaint are without merit and intends to vigorously defend itself against the allegations. The Company currently does not expect this matter will have a material adverse effect on Matthews' financial condition, results of operations or cash flows. Sales relating to dry battery electrode solutions were approximately 6% of the Company's sales for fiscal 2024. For a discussion of the risks to the Company associated with this matter, see Item 1A - "Risk Factors - Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation."

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2024:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	64	President and Chief Executive Officer
Ronald C. Awenowicz	55	Senior Vice President, Human Resources
Gregory S. Babe	67	Chief Technology Officer and Group President, Industrial Technologies
Davor Brkovich	56	Chief Information Officer
Steven D. Gackenbach	61	Executive Vice President (Group President, Memorialization)
Reena Gurtner	50	Senior Vice President, Human Resources
Gary R. Kohl	61	Executive Vice President (Group President, SGK Brand Solutions)
Lee Lane	56	Executive Vice President (Group President, Matthews Automation Solutions and Matthews Environmental Solutions)
Steven F. Nicola	64	Chief Financial Officer and Secretary
Brian D. Walters	55	Executive Vice President and General Counsel

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Ronald C. Awenowicz was appointed Senior Vice President, Human Resources effective July 2021. Prior thereto, he served as Vice President of Americas Human Resources since May 2020 and prior thereto he served as Global Head of Human Resources Operations since February 2015, when he joined the Company.

Gregory S. Babe was appointed Chief Technology Officer and Group President, Industrial Technologies effective October 2022. Prior thereto, he served as Chief Technology Officer since November 2015.

Davor Brkovich was appointed Chief Information Officer effective November 2019. Prior thereto, he had been interim Head of IT and Chief Information Officer since February 2019.

Steven D. Gackenbach was appointed Executive Vice President (Group President, Memorialization) effective October 31, 2011.

Reena Gurtner was appointed Senior Vice President, Human Resources effective July 2021. Prior thereto, she served as Vice President, Human Resources APAC, Middle East and Africa since May 2020 and prior thereto she served as Regional Director of Human Resources APAC since January 2013.

Gary R. Kohl was appointed Executive Vice President (Group President, SGK Brand Solutions) effective May 2017.

Lee Lane was appointed Executive Vice President (Group President, Matthews Automation Solutions and Matthews Environmental Solutions) effective October 2022. Prior thereto, he served as Senior Vice President of Matthews Automation since June 2022. Prior to joining the Company, he served as Vice President General Manager Sensing, Safety & Industrial Components Business at Rockwell Automation, Inc. since October 2020, and prior thereto he served as Vice President / General Manager Safety, Sensing & Connectivity Business at Rockwell Automation, Inc. since March 2017.

Steven F. Nicola was appointed Chief Financial Officer and Secretary effective December 2003.

Brian D. Walters was appointed Executive Vice President and General Counsel effective February 2023. Prior thereto, he served as Senior Vice President and General Counsel since February 2018.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2024, 30,602,492 shares were outstanding.  The Company's Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol "MATW".

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 611,321 shares remain available for repurchase as of September 30, 2024. All purchases of the Company's Class A Common Stock during fiscal 2024 were part of this repurchase program.

The following table shows the monthly stock repurchase activity for the fourth quarter of fiscal 2024:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 2024	—	$—	—	613,365
August 2024	350	28.45	350	613,015
September 2024	1,694	23.38	1,694	611,321
Total	2,044	$24.25	2,044

Holders:

Based on records available to the Company, the number of record holders of the Company's Class A Common Stock was 454 at October 31, 2024.

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

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX AND RUSSELL 2000 VALUE INDEX

This graph compares the return on Matthews’ Class A Common Stock with that of the Standard & Poor’s 500 Index and Russell 2000 Value Index for the period from October 1, 2019 through September 30, 2024. The graph assumes that on October 1, 2019, $100 was invested in each of the Company’s Class A Common Stock, Standard & Poor’s 500 Index and Russell 2000 Value Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on the Company’s Class A Common Stock with that of the Standard & Poor’s 500 Index and the Russell 2000 Value Index. The results are not necessarily indicative of future performance.

$250
$200
$150
$100
$50
$0
Index Value
2019
2020
2021
2022
2023
2024
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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following table sets forth sales and adjusted EBITDA for the Company's Memorialization, Industrial Technologies and SGK Brand Solutions segments for each of the last three fiscal years. Refer to Note 21, "Segment Information" in Item 8 - "Financial Statements and Supplemental Data" for the Company's financial information by segment.

	Years Ended September 30,
	2024	2023	2022
	(Dollar amounts in thousands)
Sales to external customers:
Memorialization	$829,731	$842,997	$840,124
Industrial Technologies	433,156	505,751	335,523
SGK Brand Solutions	532,850	532,148	586,756
Consolidated Sales	$1,795,737	$1,880,896	$1,762,403

Adjusted EBITDA:
Memorialization	$162,586	$163,986	$151,849
Industrial Technologies	39,716	66,278	56,762
SGK Brand Solutions	61,620	57,128	60,120
Corporate and Non-Operating	(58,765)	(61,583)	(58,323)
Total Adjusted EBITDA(1)	$205,157	$225,809	$210,408
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2024 and Fiscal 2023:

Sales for the year ended September 30, 2024 were $1.80 billion, compared to $1.88 billion for the year ended September 30, 2023.  The decrease in fiscal 2024 sales primarily reflected lower sales in the Industrial Technologies and Memorialization segments. Memorialization segment sales for fiscal 2024 were $829.7 million, compared to $843.0 million for fiscal 2023.  The sales decrease reflected lower unit sales of caskets, cemetery memorial products, and cremation equipment, predominantly resulting from a return to more normalized death rates following the COVID-19 pandemic. These declines were partially offset by improved price realization, benefits from recent acquisitions (see Acquisitions and Divestitures below), and higher mausoleum sales. Industrial Technologies segment sales for fiscal 2024 were $433.2 million, compared to $505.8 million for fiscal 2023.  The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and reduced sales of warehouse automation solutions. The decrease also reflected lower sales of the recently acquired automotive solutions business (R+S Automotive GmbH), as the Company discontinues these product offerings, and the sales impact of a fiscal 2023 divestiture (see Acquisitions and Divestitures below). Fiscal 2024 sales for the Industrial Technologies segment were impacted by slower market conditions for the warehouse automation business, and customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had a favorable impact of $4.1 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for fiscal 2024 were $532.9 million, compared to $532.1 million for fiscal 2023.  The increase in sales reflected higher sales of cylinder (packaging) products in Europe, higher brand sales in the Asia-Pacific region, increased private-label brand sales, and improved price realization to mitigate inflationary cost increases. These increases were partially offset by lower retail-based sales, lower brand sales in Europe, and the impact of unfavorable changes in foreign exchange rates. Changes in foreign currency exchange rates had an unfavorable impact of $3.1 million on the segment's sales compared to the prior year.

Gross profit for the year ended September 30, 2024 was $529.7 million, compared to $577.7 million for fiscal 2023.  Consolidated gross profit as a percent of sales was 29.5% and 30.7% in fiscal 2024 and fiscal 2023, respectively. The decrease in gross profit reflected the impact of lower sales, lower margins on engineered products and cremation equipment, and higher material and labor costs. These decreases were partially offset by improved margins on warehouse automation solutions, product identification sales, and cylinder (packaging) products, and benefits from the realization of productivity improvements and other cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $39.2 million and $12.2 million in fiscal 2024 and 2023, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Selling and administrative expenses for the year ended September 30, 2024 were $488.3 million, compared to $447.5 million for fiscal 2023.  Consolidated selling and administrative expenses, as a percent of sales, were 27.2% for fiscal 2024, compared to 23.8% in fiscal 2023. Selling and administrative expenses in fiscal 2024 reflected higher compensation costs and additional expenses from recently completed acquisitions, partially offset by benefits from ongoing cost-reduction initiatives and lower travel and entertainment ("T&E") costs. Fiscal 2024 selling and administrative expenses included a non-cash impairment charge of $13.7 million for the write-down of certain net assets held-for-sale within the Memorialization segment. Refer to Note 24, "Asset Write-downs" in Item 8 - "Financial Statements and Supplementary Data" for further details. Fiscal 2024 selling and administrative expenses included $12.4 million of legal costs related to an ongoing dispute in the Company's energy storage business (see Legal Matter below). Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $24.5 million in fiscal 2024, compared to $12.5 million in fiscal 2023. Intangible amortization for the year ended September 30, 2024 was $37.0 million, compared to $42.1 million for fiscal 2023. In the fiscal 2024 fourth quarter, the Company recorded a goodwill write-down of $16.7 million related to the Surfaces and Engineering reporting unit within the Industrial Technologies segment. Refer to Note 23, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2024 was $205.2 million, compared to $225.8 million for fiscal 2023. Memorialization segment adjusted EBITDA for fiscal 2024 was $162.6 million, compared to $164.0 million for fiscal 2023.  The decrease in segment adjusted EBITDA reflected the impact of lower unit sales, higher material and labor costs, and lower margins on cremation equipment. These decreases were partially offset by the impact of improved price realization, benefits from productivity initiatives, lower distribution costs, and lower performance-based compensation compared to fiscal 2023. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2024 was $39.7 million, compared to $66.3 million in fiscal 2023. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales, higher labor costs, lower margins on engineered products, and the impact of a fiscal 2023 divestiture. These decreases were partially offset by improved margins on warehouse automation solutions and product identification sales, benefits from cost-reduction initiatives, lower T&E costs, and lower performance-based compensation compared to fiscal 2023. Adjusted EBITDA for the SGK Brand Solutions segment for fiscal 2024 was $61.6 million, compared to $57.1 million for fiscal 2023.  The increase in segment adjusted EBITDA primarily reflected the impact of improved price realization, benefits from cost-reduction initiatives and improved margins on cylinder (packaging) products, partially offset by the impact of higher labor costs and higher performance-based compensation compared to fiscal 2023.

Interest expense for fiscal 2024 was $50.5 million, compared to $44.6 million in fiscal 2023.  The increase in interest expense reflected higher average interest rates and an increase in average borrowing levels in the current fiscal year. Other income (deductions), net for the year ended September 30, 2024 represented a decrease in pre-tax income of $6.8 million, compared to a decrease in pre-tax income of $2.6 million in fiscal 2023. Other income (deductions), net includes the non-service components of pension and postretirement expense, which totaled $439,000 and $1.6 million in fiscal years 2024 and 2023, respectively. Fiscal 2023 non-service pension expense included a $1.3 million non-cash charge resulting from the settlement of the Company's supplemental retirement plan ("SERP") and defined benefit portion of the officers retirement restoration plan ("ORRP") obligations. Refer to Note 16, "Pension and Other Postretirement Plans" in Item 8 - "Financial Statements and Supplementary Data" for further details. Other income (deductions), net also includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Other income (deductions), net included currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey totaling $1.0 million and $1.4 million in fiscal years 2024 and 2023, respectively (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - "Financial Statements and Supplementary Data" for further details). Fiscal 2024 other income (deductions), net included a non-cash impairment charge of $3.1 million for the write-down of a cost-method investment (see Note 8, "Investments" in Item 8 - "Financial Statements and Supplementary Data" for further details).

The Company's consolidated income taxes for the year ended September 30, 2024 were a benefit of $10.0 million, compared to an expense of $1.8 million for fiscal 2023. The difference between the Company's consolidated income taxes for fiscal 2024 compared to fiscal 2023 partially resulted from the Company's fiscal 2024 pre-tax consolidated loss position compared to pre-tax consolidated income for fiscal 2023. The fiscal 2024 tax rate included charges related to changes in the realizability of foreign deferred tax assets. These changes included both current year foreign net operating losses requiring a full valuation allowance as well as other changes in realizability of certain foreign net operating losses from prior years. The fiscal 2024 consolidated loss before income taxes also reflected a goodwill write-down and write-down of certain net assets held-for-sale that were non-deductible for tax purposes. Additionally, the fiscal 2024 tax rate benefited from research and development and foreign tax credits. The fiscal 2023 effective tax rate benefited from research and development and foreign tax credits, and changes in realizability of foreign deferred tax assets due to the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2023 effective tax rate was negatively impacted by share-based compensation.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Net losses attributable to noncontrolling interests were $155,000 in fiscal 2023, reflecting losses in less than wholly-owned businesses.

Legal Matter

Refer to Note 19, "Commitments and Contingent Liabilities" in Item 8 - "Financial Statements and Supplementary Data," for details related to an ongoing dispute with Tesla.

Comparison of Fiscal 2023 and Fiscal 2022:

For a comparison of the Company's results of operations for the fiscal years ended September 30, 2023 and September 30, 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 17, 2023.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, ERP integration costs, strategic initiative and other charges (which includes non-recurring charges related to certain commercial and operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2024	2023	2022
	(Dollar amounts in thousands)
Net (loss) income	$(59,660)	$39,136	$(99,828)
Income tax (benefit) provision	(9,997)	1,774	(4,391)
(Loss) income before income taxes	(69,657)	40,910	(104,219)
Net loss attributable to noncontrolling interests	—	155	54
Interest expense, including Receivables Purchase Agreement ("RPA") and factoring financing fees (1)	55,364	48,690	28,771
Depreciation and amortization *	94,770	96,530	104,056
Acquisition and divestiture related items (2)**	5,576	5,293	7,898
Strategic initiatives and other charges (3)**†	65,586	13,923	28,060
Non-recurring / incremental COVID-19 costs (4)***	—	—	2,985
Highly inflationary accounting losses (primarily non-cash) (5)	1,027	1,360	1,473
Defined benefit plan termination related items (6)	—	—	(429)
Goodwill and asset write-downs (7)	33,574	—	92,504
Stock-based compensation	18,478	17,308	17,432
Non-service pension and postretirement expense (8)	439	1,640	31,823
Total Adjusted EBITDA	$205,157	$225,809	$210,408

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $4.8 million, $4.0 million and $1.0 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

(2) Includes certain non-recurring costs associated with recent acquisition and divestiture activities, and also includes a gain of $1.8 million in fiscal year 2023 related to the divestiture of a business in the Industrial Technologies segment.

(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives and costs associated with global ERP system integration efforts. Fiscal 2024 also includes legal costs related to an ongoing dispute with Tesla, which totaled $12.4 million (See Note 19, "Commitments and Contingent Liabilities" in Item 8 - "Financial Statements and Supplementary Data"). Fiscal 2023 includes loss recoveries totaling $2.2 million which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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
(7) Fiscal 2024 includes goodwill write-downs within the Industrial Technologies segment of $16.7 million (see Note 23, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data"), asset write-downs within the Memorialization segment of $13.7 million (see Note 24, "Asset Write-Downs" in Item 8 - “Financial Statements and Supplementary Data"), and investment write-downs within Corporate and Non-operating of $3.1 million (see Note 8, "Investments" in Item 8 - “Financial Statements and Supplementary Data"). Fiscal 2022 includes goodwill write-downs within the SGK Brand Solutions segment of $82.5 million (see Note 23, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data"), and asset write-downs net of recoveries within the SGK Brand Solutions segment of $10.1 million (see Note 24, "Asset Write-Downs" in Item 8 - “Financial Statements and Supplementary Data").

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

* Depreciation and amortization was $27.8 million, $23.7 million, and $23.2 million, for the Memorialization segment, $23.8 million, $23.2 million, and $11.4 million for the Industrial Technologies segment, $38.7 million, $44.8 million, and $64.2 million for the SGK Brand Solutions segment, and $4.6 million, $4.8 million, and $5.3 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $3.5 million, $1.0 million, and $3.5 million for the Memorialization segment, $54.4 million, $4.1 million, and $5.6 million for the Industrial Technologies segment, $3.0 million, $10.9 million, and $19.4 million for the SGK Brand Solutions segment, and $10.3 million, $3.2 million, and $7.5 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
*** Non-recurring/incremental COVID-19 costs were $1.3 million for the Memorialization segment, $6,000 for the Industrial Technologies segment, $1.2 million for the SGK Brand Solutions segment, and $466,000 for Corporate and Non-Operating, for the fiscal year ended September 30, 2022.
† Strategic initiatives and other charges includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling $45.7 million, $13.2 million and $14.6 million in fiscal years 2024, 2023 and 2022, respectively. Fiscal 2024 amounts totaling $32.5 million, $1.4 million and $11.8 million were presented in cost of sales, selling expense, and administrative expense, respectively. Fiscal 2023 amounts totaling $9.0 million, $1.9 million and $2.3 million were presented in cost of sales, selling expense, and administrative expense, respectively. Fiscal 2022 amounts totaling $1.8 million, $267,000 and $12.6 million were presented in cost of sales, selling expense, and administrative expense, respectively. Accrued severance and other employee termination benefits totaled $42.2 million and $7.3 million as of September 30, 2024 and 2023, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities was $79.3 million for the year ended September 30, 2024, compared to $79.5 million and $126.9 million for fiscal years 2023 and 2022, respectively. Operating cash flow for fiscal 2024 principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, goodwill and other asset write-downs, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. The change in working capital in fiscal 2024 primarily reflected lower inventory levels, higher accrued compensation related to severance and other employee termination benefits, changes in contract assets and liabilities related to products and services provided to customers over time, lower trade accounts payable, lower performance-based compensation accruals, and changes in other accounts. Operating cash flow for fiscal 2023 principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's SERP and ORRP obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. The change in working capital in fiscal 2023 primarily reflected higher inventory levels, lower trade accounts payable, and changes in contract assets and liabilities related to products and services provided to customers over time, partially offset by proceeds from the sale of receivables under a receivables purchase agreement and a non-recourse factoring arrangement (see below for further discussion). Operating cash flow for fiscal 2022 principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, goodwill and other asset write-downs, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2022 operating cash flow also reflected $35.7 million of contributions to fully fund the settlement of the Company's DB Plan obligations. The favorable movements in working capital in fiscal 2022 primarily reflected proceeds from the sale of receivables under a receivables purchase agreement, partially offset by higher inventory levels reflecting increased commodity costs, lower performance-based compensation accruals, and changes in other accounts.

Cash used in investing activities was $47.0 million for the year ended September 30, 2024, compared to $58.7 million and $80.9 million for fiscal years 2023 and 2022, respectively. Investing activities for fiscal 2024 primarily reflected capital expenditures of $45.2 million, acquisition payments (net of cash acquired or received from sellers) of $5.8 million, purchases of investments of $825,000, and proceeds from the sale of assets of $4.2 million. Investing activities for fiscal 2023 primarily reflected capital expenditures of $50.6 million, acquisition payments (net of cash acquired or received from sellers) of $15.3 million, purchases of investments of $1.6 million, proceeds from the sale of assets of $2.1 million, and proceeds from divestitures of $6.7 million. Investing activities for fiscal 2022 primarily reflected capital expenditures of $61.3 million, acquisition payments (net of cash acquired or received from sellers) of $44.5 million, purchases of investments of $2.2 million, proceeds from the sale of assets of $5.0 million, proceeds from the sale of investments of $8.8 million, and proceeds from the settlement of net investment hedges of $13.1 million.

Capital expenditures were $45.2 million for the year ended September 30, 2024, compared to $50.6 million and $61.3 million for fiscal years 2023 and 2022, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $52.4 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2025 is currently estimated to be in the range of approximately $50 million to $60 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2024 was $35.0 million, and principally reflected repayments, net of proceeds, on long-term debt of $31.3 million, purchases of treasury stock of $20.6 million, payment of dividends of $31.4 million, payments of debt issuance costs of $10.2 million (see below), and proceeds from net investment hedges of $58.4 million (see below). Cash used in financing activities for the year ended September 30, 2023 was $50.2 million, and principally reflected repayments, net of proceeds, on long-term debt of $18.2 million, purchases of treasury stock of $2.9 million, and payment of dividends of $28.2 million. Cash used in financing activities for the year ended September 30, 2022 was $37.2 million, and principally reflected proceeds, net of repayments, on long-term debt of $35.7 million, purchases of treasury stock of $41.7 million, payment of dividends of $27.7 million, and $725,000 of holdback and contingent consideration payments related to acquisitions from prior years.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the Company's and certain of its domestic subsidiaries' assets. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at September 30, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of $4.9 million in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $5.0 million and $949,000 at September 30, 2024 and 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2024 and 2023 were $410.5 million and $405.0 million, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 and 2023 were €30.0 million ($33.5 million) and €55.0 million ($58.2 million), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2024 and 2023 was 4.59% and 5.95%, respectively.

In September 2024, the Company issued $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2025. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the Company’s and certain of its domestic subsidiaries’ assets. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The net proceeds from the 2027 Senior Secured Notes, together with additional funds borrowed under the Company’s domestic credit facility, were irrevocably deposited into a trust and were subsequently used to redeem all of the Company’s outstanding 5.25% senior unsecured notes due December 1, 2025 (the “2025 Senior Notes”) on October 24, 2024, and to pay accrued and unpaid interest on the 2025 Senior Notes at such time. Effective with the irrevocable deposit of these amounts into the trust in September 2024, the Company satisfied and discharged the indenture governing the 2025 Senior Notes in accordance with its terms. Accordingly, the remaining unamortized direct financing costs from the 2025 Senior Notes, which totaled $585,000, were charged to interest expense during the fourth quarter of fiscal 2024. The Company incurred direct financing fees and costs of $5.2 million in connection with 2027 Senior Secured Notes, which were deferred and are being amortized over the term of the 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $5.2 million and $1.1 million at September 30, 2024 and 2023, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2024, and 2023, the amount sold to the Purchasers was $96.3 million and $101.8 million, respectively which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $58.2 million and $57.9 million as of September 30, 2024 and 2023, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following table sets forth a summary of receivables sold as part of the RPA:

	For the Year Ended September 30,
	2024	2023
	(Dollar amounts in thousands)
Gross receivables sold	$379,094	$393,493
Cash collections reinvested	(384,594)	(388,283)
Net cash (payments) proceeds	$(5,500)	$5,210

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $70.2 million and $55.2 million during the fiscal year ended September 30, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2024 and 2023, the amount of factored receivables that remained outstanding was $15.7 million and $18.0 million, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €10.0 million ($11.2 million). This facility also provides €18.5 million ($20.6 million) for bank guarantees.  This facility has no stated maturity date and is available until terminated. There were no outstanding borrowings under the credit facility at September 30, 2024 or 2023.

Other borrowings totaled $15.6 million and $19.2 million at September 30, 2024 and 2023, respectively. The weighted-average interest rate on these borrowings was 2.66% and 2.95% at September 30, 2024 and 2023, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2024	September 30, 2023
	(Dollar amounts in thousands)
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.2	4.1
Weighted-average received rate	4.85%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2.6 million ($1.9 million after tax) and a net unrealized gain of $4.0 million ($3.0 million after tax) at September 30, 2024 and 2023, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI"). Unrecognized gains of $3.8 million ($2.9 million after tax) and $8.1 million ($6.0 million after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of September 30, 2024 and 2023, respectively. Assuming market rates remain constant with the rates at September 30, 2024, a gain (net of tax) of approximately $1.0 million included in AOCI is expected to be recognized in earnings over the next twelve months.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Losses Recognized in AOCI
Swap Currencies	Maturity Date	September 30, 2024	September 30, 2023	September 30, 2024		September 30, 2023
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(5,440)		$(2,065)
USD/SEK	June 2025	20,000	—	(468)		—
USD/SGD	August 2026	20,000	—	(441)		—
USD/EUR	August 2026	25,000	—	(30)		—
		$146,392	$81,392	$(6,379)	(1)	$(2,065)	(1)
(1) Total unrealized losses are presented net of tax of $2,156 and $701, for the years ended September 30, 2024 and 2023, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Such amounts totaled $58.4 million, of which $17.4 million and $41.0 million were included in other current liabilities and other liabilities, respectively, on the Consolidated Balance Sheets at September 30, 2024.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €30.0 million ($33.5 million) as of September 30, 2024. Currency losses of $3.8 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2024. No such net investment hedges were outstanding as of September 30, 2023.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 611,321 shares remain available for repurchase as of September 30, 2024.

Consolidated working capital was $197.8 million at September 30, 2024, compared to $253.7 million at September 30, 2023.  Cash and cash equivalents were $40.8 million at September 30, 2024, compared to $42.1 million at September 30, 2023.  The Company's current ratio was 1.5 and 1.6 at September 30, 2024 and 2023, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at September 30, 2024, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2025	2026 to 2027	2028 to 2029	After 2029
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$444,011	$—	$—	$444,011	$—
2027 Senior Secured Notes	372,376	12,938	51,750	307,688	—
Finance lease obligations (1)	24,492	6,836	12,339	4,259	1,058
Non-cancelable operating leases (1)	67,592	24,711	30,977	8,457	3,447
Cross-currency swaps	66,967	18,042	48,925	—	—
Other (2)	74,029	53,532	11,495	2,419	6,583
Total contractual cash obligations	$1,049,467	$116,059	$155,486	$766,834	$11,088
(1)Lease obligations have not been discounted to their present value.
(2)Includes $42,245 of severance and other employee termination benefit obligations, as well as $15,433 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2024, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ACQUISITIONS AND DIVESTITURES:

Refer to Note 22, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions and divestitures.

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

Recent labor cost increases, supply chain challenges, and other inflation-related impacts are expected to impact the Company's results for the near future. The Company expects to partially mitigate these cost increases through price realization and cost-reduction initiatives. The Company initiated cost reduction programs during the fourth quarter of fiscal 2024, which are primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2024.

Long-Lived Assets, including Property, Plant and Equipment:

Long-lived assets are recorded at their respective cost basis on the date of acquisition.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Intangible assets with finite useful lives are amortized over their estimated useful lives.  The Company reviews long-lived assets, including property, plant and equipment, and intangibles with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value, which is based on a discounted cash flow analysis. An asset considered held-for-sale is reported at the lower of the asset's carrying amount or fair value, less cost to sell. No impairment charges for property, plant and equipment were recognized during the years presented, except as disclosed in Note 24, “Asset Write-Downs" in Item 8 - "Financial Statements and Supplementary Data."

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
The Company's Surfaces and Engineering reporting unit experienced declines during the fourth quarter of fiscal 2024, primarily related to the Company's recently acquired (August 2022) Olbrich GmbH business. The Company determined that a triggering event occurred during the fourth quarter of fiscal 2024, resulting in a re-evaluation of the goodwill for the Surfaces and Engineering reporting unit as of September 1, 2024. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $16.7 million during the fiscal 2024 fourth quarter, reducing the amount of goodwill for this reporting unit to zero. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and the income approach valuation methodology which utilizes estimated discounted cash flows of the reporting unit.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2024	September 30, 2023
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.2	4.1
Weighted-average received rate	4.85%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, (continued)

The fair value of the interest rate swaps reflected a net unrealized loss of $2.6 million ($1.9 million after-tax) at September 30, 2024 that is included in equity as part of AOCI.  A hypothetical decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a pre-tax decrease of approximately $1.5 million in the fair value of the interest rate swaps.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $65.0 million and a decrease in reported operating loss of $4.6 million for the year ended September 30, 2024.

As of September 30, 2024, the Company had cross currency swap contracts with an aggregate notional amount of $146.4 million designated as net investment hedges of foreign operations. The net unrealized loss for these swap contracts at September 30, 2024 was $8.5 million ($6.4 million after-tax). As of September 30, 2024, the potential pre-tax gain or loss in the fair value of these swap contracts assuming a hypothetical 10% fluctuation in the market rates would be approximately $15.9 million.

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

Actuarial Assumptions - As of September 30, 2024, all of the Company's defined benefit plans are unfunded. The most significant actuarial assumption affecting pension expense and pension obligations is discount rates. A hypothetical decrease of 1% in discount rates would result in an increase of approximately $2.4 million in the projected benefit obligation. Refer to Note 16, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2024.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Matthews International Corporation and Subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 22, 2024 expressed an unqualified opinion thereon.

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
November 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2024 expressed an unqualified opinion thereon.
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

Valuation of SGK Brand Solutions Reporting Unit Goodwill
Description of the Matter	As more fully described in Note 23 to the consolidated financial statements, during 2024, the Company performed its annual goodwill impairment test as of January 1, 2024 and determined that the estimated fair value of the SGK Brand Solutions reporting unit, within the SGK Brand Solutions segment, exceeded the carrying value (expressed as a percentage of carrying value) by approximately 7%. The Company utilized a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. Significant assumptions used in the Company’s fair value estimate included the estimates of revenue growth, EBITDA contribution and the discount rates.

Auditing the annual impairment analysis was complex, as it included estimating the fair value of the reporting unit. In particular, the fair value estimate is sensitive to the significant assumptions named above, which are affected by expected future market or economic conditions.

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

Pittsburgh, Pennsylvania
November 22, 2024

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2024 and 2023
(Dollar amounts in thousands, except per share data)

ASSETS	2024	2023
Current assets:
Cash and cash equivalents	$40,816	$42,101
Accounts receivable, net of allowance for doubtful accounts of $12,055 and $10,784, respectively	205,984	207,526
Inventories	237,888	260,409
Contract assets	92,969	74,646
Other current assets	54,886	63,575

Total current assets	632,543	648,257

Investments	23,076	24,988

Property, plant and equipment, net	279,499	270,326

Operating lease right-of-use-assets	60,499	71,629

Deferred income taxes	6,548	2,269

Goodwill	697,123	698,109

Other intangible assets, net	126,026	160,478

Other assets	9,576	11,325

Total assets	$1,834,890	$1,887,381

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2024 and 2023
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2024	2023
Current liabilities:
Long-term debt, current maturities	$6,853	$3,696
Current portion of operating lease liabilities	22,617	23,983
Trade accounts payable	108,362	114,316
Accrued rebates	23,766	22,349
Accrued compensation	88,781	58,872
Accrued income taxes	7,522	12,561
Contract liabilities	28,723	36,935
Other current liabilities	148,151	121,888
Total current liabilities	434,775	394,600

Long-term debt	769,614	786,484

Operating lease liabilities	40,073	50,189

Deferred income taxes	45,688	71,255

Other liabilities	107,534	59,572
Total liabilities	1,397,684	1,362,100

Shareholders' equity-Matthews:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	159,497	168,211
Retained earnings	623,063	714,727
Accumulated other comprehensive loss	(168,742)	(174,404)
Treasury stock, 5,731,499 and 5,864,778 shares, respectively, at cost	(212,994)	(219,200)
Total shareholders' equity-Matthews	437,158	525,668
Noncontrolling interests	48	(387)
Total shareholders' equity	437,206	525,281

Total liabilities and shareholders' equity	$1,834,890	$1,887,381

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended September 30, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share data)

	2024	2023	2022
Sales	$1,795,737	$1,880,896	$1,762,403
Cost of sales	(1,266,030)	(1,303,224)	(1,240,125)

Gross profit	529,707	577,672	522,278

Selling expense	(141,875)	(140,119)	(128,362)
Administrative expense	(346,405)	(307,368)	(298,315)
Intangible amortization	(37,023)	(42,068)	(57,084)
Goodwill write-downs	(16,727)	—	(82,454)

Operating (loss) profit	(12,323)	88,117	(43,937)

Interest expense	(50,534)	(44,648)	(27,725)
Other income (deductions), net	(6,800)	(2,559)	(32,557)

(Loss) income before income taxes	(69,657)	40,910	(104,219)

Income tax benefit (provision)	9,997	(1,774)	4,391

Net (loss) income	(59,660)	39,136	(99,828)

Net loss attributable to noncontrolling interests	—	155	54

Net (loss) income attributable to Matthews shareholders	$(59,660)	$39,291	$(99,774)

(Loss) earnings per share attributable to Matthews shareholders:

Basic	$(1.93)	$1.28	$(3.18)

Diluted	$(1.93)	$1.26	$(3.18)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2024, 2023 and 2022
(Dollar amounts in thousands)

	Year Ended September 30, 2024
	Matthews	Noncontrolling Interest	Total

Net loss	$(59,660)	$—	$(59,660)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,573	23	15,596
Pension plans and other postretirement benefits	(1,805)	—	(1,805)
Unrecognized loss on cash flow hedges:
Net change from periodic revaluation	(6,104)	—	(6,104)
Net amount reclassified to earnings	(2,002)	—	(2,002)
Net change in unrecognized loss on cash flow hedges	(8,106)	—	(8,106)
Other comprehensive income, net of tax	5,662	23	5,685
Comprehensive (loss) income	$(53,998)	$23	$(53,975)

	Year Ended September 30, 2023
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$39,291	$(155)	$39,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13,114	11	13,125
Pension plans and other postretirement benefits	1,578	—	1,578
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	3,056	—	3,056
Net amount reclassified to earnings	(1,961)	—	(1,961)
Net change in unrecognized gain on cash flow hedges	1,095	—	1,095
Other comprehensive income, net of tax	15,787	11	15,798
Comprehensive income (loss)	$55,078	$(144)	$54,934

	Year Ended September 30, 2022
	Matthews	Noncontrolling Interest	Total

Net loss	$(99,774)	$(54)	$(99,828)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(48,059)	14	(48,045)
Pension plans and other postretirement benefits	41,112	—	41,112
Unrecognized gain on cash flow hedges:
Net change from periodic revaluation	8,148	—	8,148
Net amount reclassified to earnings	1,347	—	1,347
Net change in unrecognized gain on cash flow hedges	9,495	—	9,495
Other comprehensive income, net of tax	2,548	14	2,562
Comprehensive loss	$(97,226)	$(40)	$(97,266)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2021	$36,334	$149,484	$834,208	$(192,739)	$(190,739)	$(145)	$636,403
Net loss	—	—	(99,774)	—	—	(54)	(99,828)
Pension plans and other postretirement benefits	—	—	—	41,112	—	—	41,112
Translation adjustment	—	—	—	(48,059)	—	14	(48,045)
Fair value of cash flow hedges	—	—	—	9,495	—	—	9,495
Total comprehensive loss							(97,266)
Stock-based compensation	—	17,432	—	—	—	—	17,432
Purchase of 1,363,785 shares of treasury stock	—	—	—	—	(41,717)	—	(41,717)
Issuance of 223,033 shares of treasury stock	—	(8,767)	—	—	8,767	—	—
Cancellation of 31,309 shares of treasury stock	—	2,106	—	—	(2,106)	—	—
Dividends	—	—	(27,685)	—	—	—	(27,685)
Divestiture	—	—	—	—	—	(91)	(91)
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	39,291	—	—	(155)	39,136
Pension plans and other postretirement benefits	—	—	—	1,578	—	—	1,578
Translation adjustment	—	—	—	13,114	—	11	13,125
Fair value of cash flow hedges	—	—	—	1,095	—	—	1,095
Total comprehensive income							54,934
Stock-based compensation	—	17,308	—	—	—	—	17,308
Purchase of 99,829 shares of treasury stock	—	—	—	—	(2,857)	—	(2,857)
Issuance of 305,318 shares of treasury stock	—	(11,310)	—	—	11,410	—	100
Cancellation of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(31,313)	—	—	—	(31,313)
Transactions with noncontrolling interests	—	—	—	—	—	33	33
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
Net loss	—	—	(59,660)	—	—	—	(59,660)
Pension plans and other postretirement benefits	—	—	—	(1,805)	—	—	(1,805)
Translation adjustment	—	—	—	15,573	—	23	15,596
Fair value of cash flow hedges	—	—	—	(8,106)	—	—	(8,106)
Total comprehensive loss							(53,975)
Stock-based compensation	—	18,478	—	—	—	—	18,478
Purchase of 583,692 shares of treasury stock	—	—	—	—	(20,574)	—	(20,574)
Issuance of 716,971 shares of treasury stock	—	(26,780)	—	—	26,780	—	—
Dividends	—	—	(32,004)	—	—	—	(32,004)
Transactions with noncontrolling interests	—	(412)	—	—	—	412	—
Balance, September 30, 2024	$36,334	$159,497	$623,063	$(168,742)	$(212,994)	$48	$437,206
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2024, 2023 and 2022
(Dollar amounts in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(59,660)	$39,136	$(99,828)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	94,770	96,530	104,056
Stock-based compensation expense	18,478	17,308	17,432
Deferred tax benefit	(25,223)	(21,626)	(32,962)
Gain on divestitures and sale of assets, net	(1,428)	(2,980)	(3,390)
Asset write-downs	16,847	—	10,050
Goodwill write-downs	16,727	—	82,454
Defined benefit plan settlement losses	—	1,271	30,856
Defined benefit plan settlement payments	—	(24,242)	(35,706)
Proceeds from the settlement of cash flow hedges	—	10,474	—
Changes in working capital items	14,696	(35,503)	29,590
Decrease in other assets	20,613	9,339	20,093
Decrease in other liabilities	(17,196)	(8,863)	(9,699)
Other operating activities, net	658	(1,320)	13,914
Net cash provided by operating activities	79,282	79,524	126,860
Cash flows from investing activities:
Capital expenditures	(45,218)	(50,598)	(61,321)
Acquisitions, net of cash acquired	(5,825)	(15,341)	(44,469)
Purchases of investments	(825)	(1,606)	(2,198)
Proceeds from sale of assets	4,156	2,120	4,955
Proceeds from divestitures	544	6,700	344
Proceeds from sale of investments	200	—	8,771
Proceeds from the settlement of net investment hedges	—	—	13,066
Net cash used in investing activities	(46,968)	(58,725)	(80,852)
Cash flows from financing activities:
Proceeds from long-term debt	1,244,737	865,747	777,809
Payments on long-term debt	(1,276,075)	(883,971)	(742,121)
Purchases of treasury stock	(20,574)	(2,857)	(41,717)
Dividends	(31,409)	(28,202)	(27,685)
Acquisition holdback and contingent consideration payments	—	—	(725)
Payments of debt issuance costs	(10,154)	—	—
Proceeds from net investment hedges	58,432	—	—
Other financing activities	—	(912)	(2,774)
Net cash used in financing activities	(35,043)	(50,195)	(37,213)
Effect of exchange rate changes on cash	1,444	83	(5,724)
Net change in cash, cash equivalents and restricted cash	(1,285)	(29,313)	3,071
Cash, cash equivalents and restricted cash at beginning of year	42,101	71,414	68,343
Cash, cash equivalents and restricted cash at end of year	$40,816	$42,101	$71,414
Cash paid during the year for:
Interest	$50,337	$43,525	$27,411
Income taxes	19,246	18,014	13,647
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. SGK Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment.  Gains or losses from the disposition of assets are reflected in operating profit.  The cost of maintenance and repairs is charged to expense as incurred.  Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets relate.  An impairment loss would be recognized when the carrying amount of the assets exceeds the fair value, which is based on a discounted cash flow analysis. An asset considered held-for-sale is reported at the lower of the asset's carrying amount or fair value, less cost to sell. No impairment charges for property, plant and equipment were recognized during the years presented, except as disclosed in Note 24, “Asset Write-Downs."

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. As of September 30, 2024 and 2023, the Company had net monetary assets related to its Turkish subsidiaries of $5,327 and $4,271, respectively. Exchange losses related to highly inflationary accounting totaled $1,027 and $1,360 in fiscal 2024 and 2023, respectively, and were included in the Consolidated Statements of Income within other income (deductions), net.

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

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $15,960, $15,560 and $15,536 for the years ended September 30, 2024, 2023 and 2022, respectively.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) which enhances the transparency of supplier finance programs by addressing disclosure requirements. Specifically, the amendment requires disclosure of key program terms, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. The rollforward of amounts outstanding during the annual period is effective for annual periods for the Company beginning in fiscal year 2025. The adoption of the remaining provisions of this ASU in the first quarter of fiscal 2024 had no material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $3,014 and $3,027 at September 30, 2024 and 2023, respectively.

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

4.     REVENUE RECOGNITION:

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2024, 2023 and 2022 were as follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Memorialization:
2024	$788,918	$—	$30,446	$10,367	$—	$829,731
2023	799,153	—	32,745	11,099	—	842,997
2022	788,791	—	41,184	10,149	—	840,124

Industrial Technologies:
2024	$141,395	$—	$284,987	$—	$6,774	$433,156
2023	164,334	—	333,759	—	7,658	505,751
2022	155,977	—	172,985	—	6,561	335,523

SGK Brand Solutions:
2024	$252,210	$5,456	$206,763	$9,147	$59,274	$532,850
2023	255,751	5,260	206,232	8,814	56,091	532,148
2022	285,499	4,729	230,437	11,057	55,034	586,756

Consolidated:
2024	$1,182,523	$5,456	$522,196	$19,514	$66,048	$1,795,737
2023	1,219,238	5,260	572,736	19,913	63,749	1,880,896
2022	1,230,267	4,729	444,606	21,206	61,595	1,762,403

Revenue from products or services provided to customers over time accounted for approximately 18%, 15%, and 12% of revenue for the years ended September 30, 2024, 2023, and 2022, respectively. As of September 30, 2024 and 2023, the Company had net contract assets for projects recognized using the over time method totaling $64,246 and $37,711, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at September 30, 2024 predominantly related to ongoing projects with the Company's largest energy storage customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

5.    FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

As of September 30, 2024 and 2023, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity and fixed income mutual funds	$—	$839	$—	$839
Life insurance policies	—	5,493	—	5,493
Total assets at fair value	$—	$6,332	$—	$6,332

Liabilities:
Derivatives (1) (2)	$—	$69,573	$—	$69,573
Total liabilities at fair value	$—	$69,573	$—	$69,573

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$4,006	$—	$4,006
Equity and fixed income mutual funds	—	699	—	699
Life insurance policies	—	4,926	—	4,926
Total assets at fair value	$—	$9,631	$—	$9,631

Liabilities:
Derivatives (1)	$—	$2,766	$—	$2,766
Total liabilities at fair value	$—	$2,766	$—	$2,766
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Fiscal 2024 derivative amount includes $58,432 of partial advance payments received from the counterparties to certain cross-currency swaps. See Note 12, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value for the years ended September 30, 2024 and 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:
The following table summarizes the activity for the accounts receivable allowance for doubtful accounts for the years ended September 30, 2024, 2023 and 2022.

Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts	Deductions (1)	Balance at End of Period
September 30, 2024	$10,784	$2,696	$—	$(1,425)	$12,055
September 30, 2023	10,138	1,625	—	(979)	10,784
September 30, 2022	10,654	1,368	—	(1,884)	10,138
(1)Amounts determined not to be collectible (including direct write-offs), net of recoveries.

7.    INVENTORIES:

Inventories at September 30, 2024 and 2023 consisted of the following:

	2024	2023
Raw materials	$61,333	$70,451
Work in process	96,488	108,400
Finished goods	80,067	81,558
	$237,888	$260,409

8.     INVESTMENTS:

At September 30, 2024 and 2023, non-current investments were as follows:

	2024	2023
Equity and fixed income mutual funds	$839	$699
Life insurance policies	5,493	4,926
Equity-method investments	349	323
Other (primarily cost-method) investments	16,395	19,040
	$23,076	$24,988

As of September 30, 2024, the Company had an investment in Liquid X Printed Metals Inc. (“Liquid X”), a private company specializing in ink technologies. One of the Company's Executive Officers and member of Matthews' Board of Directors serves as President and CEO of Liquid X. During the fourth quarter of fiscal 2024, in anticipation of a disposal transaction, the Company recognized a non-cash impairment charge of $3,131, representing a full write-down of its cost-method investment in Liquid X. This write-down was recorded as a component of other income (deductions), net, for the year ended September 30, 2024. The disposal transaction was completed in October 2024, subsequent to the fiscal 2024 year end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

9.     PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment and the related accumulated depreciation at September 30, 2024 and 2023 were as follows:

	2024	2023
Buildings	$160,036	$144,585
Machinery, equipment and other	541,518	493,313
	701,554	637,898
Less accumulated depreciation	(467,213)	(416,663)
	234,341	221,235
Land	18,020	20,943
Construction in progress	27,138	28,148
	$279,499	$270,326

Depreciation expense, including amortization of assets under finance lease, was $57,747, $54,462 and $46,972 for each of the three years ended September 30, 2024, 2023 and 2022, respectively.

10.    DEBT AND FINANCING ARRANGEMENTS:

Long-term debt at September 30, 2024 and 2023 consisted of the following:

	2024	2023
Revolving credit facilities	$444,011	$463,168
2027 Senior Secured Notes	294,751	—
2025 Senior Notes	—	298,500
Other borrowings	15,602	19,241
Finance lease obligations	22,103	9,271
Total debt	776,467	790,180
Less current maturities	(6,853)	(3,696)
Long-term debt	$769,614	$786,484

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the Company's and certain of its domestic subsidiaries' assets. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at September 30, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of $4,905 in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $4,961 and $949 at September 30, 2024 and 2023, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2024 and 2023 were $410,527 and $405,000, respectively. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 and 2023 were €30.0 million ($33,485) and €55.0 million ($58,168), respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2024 and 2023 was 4.59% and 5.95%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    DEBT AND FINANCING ARRANGEMENTS, (continued)
In September 2024, the Company issued $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2025. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the Company’s and certain of its domestic subsidiaries’ assets. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The net proceeds from the 2027 Senior Secured Notes, together with additional funds borrowed under the Company’s domestic credit facility, were irrevocably deposited into a trust and were subsequently used to redeem all of the Company’s outstanding 5.25% senior unsecured notes due December 1, 2025 (the “2025 Senior Notes”) on October 24, 2024, and to pay accrued and unpaid interest on the 2025 Senior Notes at such time. Effective with the irrevocable deposit of these amounts into the trust in September 2024, the Company satisfied and discharged the indenture governing the 2025 Senior Notes in accordance with its terms. Accordingly, the remaining unamortized direct financing costs from the 2025 Senior Notes, which totaled $585, were charged to interest expense during the fourth quarter of fiscal 2024. The Company incurred direct financing fees and costs of $5,249 in connection with 2027 Senior Secured Notes, which were deferred and are being amortized over the term of the 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $5,249 and $1,125 at September 30, 2024 and 2023, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2024 and 2023, the amount sold to the Purchasers was $96,300 and $101,800, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $58,183 and $57,897 as of September 30, 2024 and 2023, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	For the Year Ended September 30,
	2024	2023
Gross receivables sold	$379,094	$393,493
Cash collections reinvested	(384,594)	(388,283)
Net cash (payments) proceeds	$(5,500)	$5,210

In March 2023, the Company, through its U.K. subsidiary, entered into a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $70,236 and $55,159 during the fiscal year ended September 30, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2024 and 2023, the amount of factored receivables that remained outstanding was $15,665 and $18,045, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    DEBT AND FINANCING ARRANGEMENTS, (continued)
The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €10.0 million ($11,162). The facility also provides €18.5 million ($20,649) for bank guarantees. This facility has no stated maturity date and is available until terminated. There were no outstanding borrowings under the credit facility at September 30, 2024 or 2023.

Other borrowings totaled $15,602 and $19,241 at September 30, 2024 and 2023, respectively. The weighted-average interest rate on these borrowings was 2.66% and 2.95% at September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2024.

Aggregate maturities by fiscal year of long-term debt, including other borrowings, is as follows:

2025	$1,033
2026	4,466
2027	1,101
2028	295,949
2029	445,233
Thereafter	6,582
	754,364
Finance lease obligations	22,103	(a)
	$776,467
(a) Aggregate maturities of finance lease obligations can be found in Note 11, "Leases."

11.    LEASES:
The Company’s lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. The following table presents the balance sheet and lease classification for the Company's lease portfolio as of September 30, 2024 and 2023, respectively:

Balance Sheet Classification	Lease Classification	2024	2023
Non-current assets:
Property, plant and equipment, net	Finance	$26,428	$10,804
Operating lease right-of-use-assets	Operating	60,499	71,629
Total lease assets		$86,927	$82,433

Current liabilities:
Long-term debt, current maturities	Finance	$5,820	$2,683
Other current liabilities	Operating	22,617	23,983
Non-current liabilities:
Long-term debt	Finance	16,283	6,588
Operating lease liabilities	Operating	40,073	50,189
Total lease liabilities		$84,793	$83,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.    LEASES, (continued)
The following table presents the components of lease cost for the years ended September 30, 2024, 2023 and 2022, respectively:

	2024	2023	2022
Finance lease cost:
Amortization of ROU assets	$5,104	$2,791	$3,816
Interest on lease liabilities	808	248	205
Operating lease cost	21,463	21,546	21,675
Variable lease cost	10,960	10,601	10,486
Sublease income	(273)	(89)	(279)
Total lease cost	$38,062	$35,097	$35,903

Supplemental information regarding the Company's leases follows:

	For the Year Ended September 30,
	2024	2023	2022
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$824	$259	$211
Operating cash flows from operating leases	28,121	27,194	27,648
Financing cash flows from finance leases	5,055	2,642	3,691
ROU assets obtained in exchange for new finance lease liabilities	17,720	4,745	1,516
ROU assets obtained in exchange for new operating lease liabilities	7,577	8,294	10,365

	September 30,
	2024	2023	2022
Weighted-average remaining lease term - finance leases (years)	3.75	4.47	4.28
Weighted-average remaining lease term - operating leases (years)	3.12	3.52	3.62
Weighted-discount rate - finance leases	5.33%	4.48%	3.08%
Weighted-discount rate - operating leases	4.19%	3.47%	2.45%

Maturities of lease obligations by fiscal year were as follows as of September 30, 2024:

	Operating Leases	Finance Leases
2025	$24,711	$6,836
2026	19,934	6,391
2027	11,043	5,948
2028	6,179	3,165
2029	2,278	1,094
Thereafter	3,447	1,058
Total future minimum lease payments	67,592	24,492
Less: Interest	4,902	2,389
Present value of lease liabilities:	$62,690	$22,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    DERIVATIVES AND HEDGING ACTIVITIES:
The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At September 30, 2024 and 2023, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	September 30, 2024		September 30, 2023
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$—	$—	$920	$—
Long-term assets:
Other assets	—	—	3,086	—
Current liabilities:
Other current liabilities	(863)	(18,042)	—	—
Long-term liabilities:
Other liabilities	(1,743)	(48,925)	—	(2,766)
Total derivatives (1)	$(2,606)	$(66,967)	$4,006	$(2,766)
(1) Fiscal 2024 cross-currency swaps amount includes $58,432 of partial advance payments received from the counterparties to certain swap contracts (see below).

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2024	September 30, 2023
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	3.2	4.1
Weighted-average received rate	4.85%	5.32%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2,606 ($1,948 after tax) and a net unrealized gain of $4,006 ($2,991 after tax) at September 30, 2024 and 2023, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI"). Unrecognized gains of $3,848 ($2,874 after tax) and $8,084 ($6,041 after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of September 30, 2024 and 2023, respectively.  Assuming market rates remain constant with the rates at September 30, 2024, a gain (net of tax) of approximately $1,032 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    DERIVATIVES AND HEDGING ACTIVITIES, (continued)

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Losses Recognized in AOCI
Swap Currencies	Maturity Date	September 30, 2024	September 30, 2023	September 30, 2024		September 30, 2023
USD/EUR	September 2027	$81,392	$81,392	$(5,440)		$(2,065)
USD/SEK	June 2025	20,000	—	(468)		—
USD/SGD	August 2026	20,000	—	(441)		—
USD/EUR	August 2026	25,000	—	(30)		—
		$146,392	$81,392	$(6,379)	(1)	$(2,065)	(1)
(1) Total unrealized losses are presented net of tax of $2,156 and $701, for the years ended September 30, 2024 and 2023, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Such amounts totaled $58,432, of which $17,416 and $41,016 were included in other current liabilities and other liabilities, respectively, on the Consolidated Balance Sheets at September 30, 2024.

The Company uses certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €30,000 ($33,485) as of September 30, 2024. Currency losses of $3,820 (net of income taxes of $1,113), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2024. No such net investment hedges were outstanding as of September 30, 2023.

Refer to Note 17, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

13.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 611,321 shares remain available for repurchase as of September 30, 2024.

14.     SHARE-BASED PAYMENTS:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. In November 2024, the Board of Directors approved the Second Amended and Restated 2017 Equity Incentive Plan (the "Second Amended 2017 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 4,950,000. The Second Amended 2017 Plan is subject to shareholder approval at the February 2025 Annual Shareholder Meeting. At September 30, 2024, 1,187,901 shares have been issued under the 2017 Equity Incentive Plan. 1,233,583 time-based RSUs, 1,579,514 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,707,349 of these share-based awards are outstanding as of September 30, 2024. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     SHARE-BASED PAYMENTS, (continued)
shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the years ended September 30, 2024, 2023 and 2022, stock-based compensation cost totaled $18,478, $17,308 and $17,432, respectively. The associated future income tax benefit recognized was $4,185, $3,821 and $3,821 for the years ended September 30, 2024, 2023 and 2022, respectively.

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

The transactions for RSUs for the year ended September 30, 2024 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2023	1,728,697	$30.90
Granted	458,320	40.39
Vested	(459,118)	30.15
Expired or forfeited	(20,550)	35.71
Non-vested at September 30, 2024	1,707,349	$33.59

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

As of September 30, 2024, the total unrecognized compensation cost related to all unvested stock-based awards was $18,469 which is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of certain RSUs that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the year ended September 30, 2024.

2024
Expected volatility	31.8%
Dividend yield	2.4%
Average risk-free interest rate	4.7%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the year ended September 30, 2024 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan. Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2024, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

14.     SHARE-BASED PAYMENTS, (continued)
annual retainer fee for fiscal 2024 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting.  The value of deferred shares is recorded in other liabilities.  A total of 51,147 shares and share units had been deferred under the Director Fee Plans at September 30, 2024.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2024.  As of September 30, 2024, 377,460 restricted shares and RSUs have been granted under the Director Fee Plans, 204,231 of which were issued under the 2019 Director Fee Plan. 71,549 RSUs are unvested at September 30, 2024 under the Director Fee Plans.

15.    EARNINGS PER SHARE:

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	2024	2023	2022
Net (loss) income attributable to Matthews shareholders	$(59,660)	$39,291	$(99,774)

Weighted-average shares outstanding (in thousands):
Basic shares	30,913	30,795	31,367
Effect of dilutive securities	—	494	—
Diluted shares	30,913	31,289	31,367

Dividends declared per common share	$0.96	$0.92	$0.88

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal year ended September 30, 2023. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

16.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. Effective January 1, 2014, the Company's principal defined benefit retirement plan ("DB Plan") was closed to new participants. During fiscal 2021, future benefit accruals were frozen for all participants in the Company's DB Plan, non-qualified Supplemental Retirement Plan ("SERP") and the defined benefit portion of the Officers Retirement Restoration Plan ("ORRP"). Additionally, the Company notified plan participants of its intention to terminate and fully settle the obligations of these plans.

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

As of September 30, 2024 and 2023, all of the Company's remaining defined benefit plans are unfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2024 and 2023:

	Pension		Other Postretirement
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$12,896	$36,609	$12,375	$12,813
Service cost	125	163	55	76
Interest cost	530	497	684	644
Actuarial loss (gain)	1,100	(512)	777	(641)
Settlement	—	(24,242)	—	—
Exchange loss	645	979	—	—
Benefit payments	(584)	(598)	(513)	(517)
Benefit obligation, end of year (1)	14,712	12,896	13,378	12,375

Change in plan assets:
Fair value, beginning of year	—	—	—	—
Benefit payments	(584)	(598)	(513)	(517)
Employer contributions	584	24,840	513	517
Settlement	—	(24,242)	—	—
Fair value, end of year	—	—	—	—

Funded status	(14,712)	(12,896)	(13,378)	(12,375)
Unrecognized actuarial gain	(1,453)	(1,518)	(4,407)	(5,906)
Unrecognized prior service credit	—	—	(591)	(956)
Net amount recognized	$(16,165)	$(14,414)	$(18,376)	$(19,237)

Amounts recognized in the consolidated balance sheet:
Current liability	$—	$(68)	$(872)	$(876)
Noncurrent benefit liability	(14,712)	(12,828)	(12,506)	(11,499)
Accumulated other comprehensive income	(1,453)	(1,518)	(4,998)	(6,862)
Net amount recognized	$(16,165)	$(14,414)	$(18,376)	$(19,237)

Amounts recognized in accumulated
other comprehensive income:
Net actuarial gain	$(1,453)	$(1,518)	$(4,407)	$(5,906)
Prior service credit	—	—	(591)	(956)
Net amount recognized	$(1,453)	$(1,518)	$(4,998)	$(6,862)
(1) Gains and losses related to changes in assumptions (e.g., discount rate, mortality, etc.), salary and other experience impacted benefit obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Based upon actuarial valuations performed as of September 30, 2024 and 2023, both the accumulated benefit obligation and the projected benefit obligation for the Company's defined benefit pension plans was $14,712 and $12,896 at September 30, 2024 and 2023, respectively.

Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2024	2023	2022	2024	2023	2022
Service cost	$125	$163	$392	$55	$76	$165
Interest cost *	530	497	1,127	684	644	411
Expected return on plan assets *	—	—	(1,040)	—	—	—
Amortization:
Prior service cost (credit)	—	—	(152)	(364)	(364)	(364)
Net actuarial (gain) loss *	(53)	(64)	469	(722)	(708)	—
Settlement*	—	1,271	30,856	—	—	—
Net benefit cost	$602	$1,867	$31,652	$(347)	$(352)	$212
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

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's pension and other postretirement benefit plans was September 30, for fiscal 2024, 2023 and 2022.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2024	2023	2022	2024	2023	2022
Discount rate	3.51%	4.13%	4.01%	4.99%	5.86%	5.37%

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP-2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results. In October 2019, the Society of Actuaries released updated base mortality tables denoted PRI-2012, replacing the RP-2014 base tables. In fiscal years 2024, 2023 and 2022, the Company elected to value its pension and other postretirement benefit plan liabilities using the base PRI-2012 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC Scale MP mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2025	$646	$872
2026	650	886
2027	659	887
2028	671	894
2029	692	894
2030-2034	3,699	4,303
	$7,017	$8,736

For measurement purposes, a rate of increase of 7.0% in the per capita cost of health care benefits was assumed for 2025; the rate was assumed to decrease gradually to 4.0% for 2073 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $13,032, $13,297, and $12,442 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. The Company also provides a non-qualified deferred compensation plan for certain executives that permits participants to defer an amount of income into the plan during each calendar year. The expense associated with the contributions made to this plan was $700 and $1,385 for the fiscal years ended September 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     ACCUMULATED OTHER COMPREHENSIVE INCOME:
The changes in AOCI by component, net of tax, for the years ended September 30, 2024, 2023, and 2022 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment		Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2021	$(35,930)		$(155,251)		$(1,558)		$(192,739)
OCI before reclassification	17,851		(46,817)		8,148		(20,818)
Amounts reclassified from AOCI	23,261	(a)	(1,242)	(b)	1,347	(b)	23,366
Net current-period OCI	41,112		(48,059)		9,495		2,548
Balance, September 30, 2022	$5,182		$(203,310)		$7,937		$(190,191)
OCI before reclassification	1,476		13,979		3,056		18,511
Amounts reclassified from AOCI	102	(a)	(865)	(b)	(1,961)	(b)	(2,724)
Net current-period OCI	1,578		13,114		1,095		15,787
Balance, September 30, 2023	$6,760		$(190,196)		$9,032		$(174,404)
OCI before reclassification	(955)		16,182		(6,104)		9,123
Amounts reclassified from AOCI	(850)	(a)	(609)	(b)	(2,002)	(b)	(3,461)
Net current-period OCI	(1,805)		15,573		(8,106)		5,662
Balance, September 30, 2024	$4,955		$(174,623)		$926		$(168,742)

Attributable to noncontrolling interest:
Balance, September 30, 2021	$—		$241		$—		$241
OCI before reclassification	—		14		—		14
Net current-period OCI	—		14		—		14
Balance, September 30, 2022	$—		$255		$—		$255
OCI before reclassification	—		11		—		11
Net current-period OCI	—		11		—		11
Balance, September 30, 2023	$—		$266		$—		$266
OCI before reclassification	—		23		—		23
Net current-period OCI	—		23		—		23
Balance, September 30, 2024	$—		$289		$—		$289
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 16).
(b)Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 12).

Accumulated other comprehensive loss at September 30, 2024 and 2023 consisted of the following:

	2024	2023
Cumulative foreign currency translation	$(174,623)	$(190,196)
Fair value of cash flow hedges, net of tax of $316 and $3,058, respectively	926	9,032
Minimum pension liabilities, net of tax of $1,496 and $1,620, respectively	4,955	6,760
	$(168,742)	$(174,404)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)
Reclassifications out of AOCI for the years ended September 30, 2024, 2023 and 2022 were as follows:

Details about AOCI Components	September 30, 2024	September 30, 2023	September 30, 2022	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit (a)	$364	$364	$516
Actuarial gains (losses)	775	772	(469)	Other income (deductions), net
Settlement losses	—	(1,271)	(30,856)	Other income (deductions), net
	1,139	(135)	(30,809)	(Loss) income before income taxes	(b)
	(289)	33	7,548	Income tax benefit (provision)
	$850	$(102)	$(23,261)	Net (loss) income
Derivatives
Cash flow hedges	$2,679	$2,626	$(1,786)	Interest expense
Net investment hedges	816	1,159	1,645	Interest expense
	3,495	3,785	(141)	(Loss) income before income taxes	(b)
	(884)	(959)	36	Income tax benefit (provision)
	$2,611	$2,826	$(105)	Net (loss) income
(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 16.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.

18.     INCOME TAXES:

The income tax provision (benefit) consisted of the following:

	2024	2023	2022
Current:
Federal	$2,897	$13,967	$13,481
State	1,849	4,381	4,676
Foreign	10,480	5,052	10,414
	15,226	23,400	28,571
Deferred:
Federal	(15,507)	(14,466)	(24,239)
State	(2,372)	(1,887)	(3,895)
Foreign	(7,344)	(5,273)	(4,828)
	(25,223)	(21,626)	(32,962)
Total	$(9,997)	$1,774	$(4,391)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Effect of state income taxes, net of federal deduction	1.3%	3.8%	0.2%
Foreign statutory taxes compared to federal statutory rate	19.6%	(0.7)%	1.6%
Share-based compensation	(0.7)%	3.6%	(1.1)%
Tax credits (net of withholding taxes)	3.6%	(7.0)%	1.2%
Goodwill write-down	(4.9)%	—%	(11.2)%
Nontaxable income	5.0%	(7.5)%	0.8%
Nondeductible held-for-sale asset write-downs	(4.0)%	—%	—%
Change in realizability of foreign deferred tax assets	(30.7)%	(9.5)%	(5.8)%
Other	4.2%	0.6%	(2.5)%
Effective tax rate	14.4%	4.3%	4.2%

The Company's consolidated income taxes for the year ended September 30, 2024 were a benefit of $9,997, compared to an expense of $1,774 for fiscal 2023, and a benefit of $4,391 for fiscal 2022. The difference between the Company's consolidated income taxes for fiscal 2024 compared to fiscal 2023 partially resulted from the Company's fiscal 2024 pre-tax consolidated loss position compared to pre-tax consolidated income for fiscal 2023. The fiscal 2024 tax rate included charges related to changes in the realizability of foreign deferred tax assets. These changes included both current year foreign net operating losses requiring a full valuation allowance as well as other changes in realizability of certain foreign net operating losses from prior years. The fiscal 2024 consolidated loss before income taxes also reflected a goodwill write-down and write-down of certain net assets held-for-sale that were non-deductible for tax purposes. Additionally, the fiscal 2024 tax rate benefited from research and development and foreign tax credits. The fiscal 2023 effective tax rate benefited from research and development and foreign tax credits, and changes in realizability of foreign deferred tax assets due to the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2023 effective tax rate was negatively impacted by share-based compensation.

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

The Company's foreign subsidiaries had losses before income taxes for the year ended September 30, 2024 of approximately $39,069, income before income taxes for the year ended September 30, 2023 of approximately $43,090 and losses before income taxes for the year ended September 30, 2022 of approximately $47,653. At September 30, 2024, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $411,885.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, or such earnings are considered to be reinvested indefinitely in foreign operations. A determination of the deferred tax liability to be recorded if the earnings were not permanently reinvested is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Pension and postretirement benefits	$6,405	$5,544
Accruals and reserves not currently deductible	16,992	11,158
Income tax credit carryforward	5,563	4,970
Operating and capital loss carryforwards	83,234	59,956
Stock options	8,266	8,007
Research and development capitalization	18,299	11,028
Operating lease liability	15,833	18,795
Interest carryforward	10,796	2,017
Other	6,057	999
Total deferred tax assets	171,445	122,474
Valuation allowances	(45,462)	(22,506)
Net deferred tax assets	125,983	99,968

Deferred tax liabilities:
Depreciation	(25,724)	(23,547)
Unrealized gains and losses	21	(2,969)
Goodwill and intangible assets	(95,828)	(97,415)
Revenue recognized over time	(27,467)	(21,226)
Operating lease right-of-use assets	(15,282)	(18,153)
Other	(843)	(5,644)
Total deferred tax liabilities	(165,123)	(168,954)

Net deferred tax liability	$(39,140)	$(68,986)

At September 30, 2024, the Company had foreign net operating loss carryforwards of $394,576. The majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation. Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $45,462 at September 30, 2024. The Company has recorded deferred tax assets of $2,710 for state net operating loss carryforwards, which will be available to offset future income tax liabilities.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2024	2023	2022
Balance, beginning of year	$3,779	$4,123	$2,807
Increases for tax positions of prior years	378	100	1,393
Decreases for tax positions of prior years	—	—	(200)
Increases based on tax positions related to the current year	1,044	769	551
Decreases due to lapse of statute of limitation	(695)	(1,213)	(428)
Balance, end of year	$4,506	$3,779	$4,123

The Company had unrecognized tax benefits of $4,506 at September 30, 2024, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $2,815 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     INCOME TAXES, (continued)

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $588 and $730 at September 30, 2024 and 2023, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2024, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2021 and forward
United States - State	2020 and forward
Canada	2020 and forward
Germany	2019 and forward
United Kingdom	2023 and forward
Australia	2020 and forward
Singapore	2020 and forward

19.     COMMITMENTS AND CONTINGENT LIABILITIES:

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

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2025 and 2027.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2024 was $10,310.

The Company is party to various legal proceedings and claims arising in the ordinary course of business, the eventual outcome of which are not predictable.  Although the ultimate disposition of these ordinary course proceedings is not presently determinable, management is of the opinion that they should not result in liabilities in an amount which would materially affect the Company's consolidated financial position, results of operations or cash flows.

In addition to these ordinary course legal proceedings, the Company is involved in the following legal proceeding.

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and California's Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. As a result of the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration. The Company maintains the claims vaguely stated in the complaint are without merit and intends to vigorously defend itself against the allegations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2024	2023	2022
Current assets:
Accounts receivable	$5,621	$26,457	$74,013
Inventories	27,019	(23,990)	(23,459)
Contract assets	(15,304)	(23,465)	(19,509)
Other current assets	8,483	(3,259)	3,739
	25,819	(24,257)	34,784
Current liabilities:
Trade accounts payable	(6,492)	(9,215)	7,437
Accrued compensation	27,597	(648)	(10,760)
Accrued income taxes	(4,834)	3,343	5,745
Accrued rebates	144	296	1,265
Contract liabilities	(9,426)	4,971	12,238
Other current liabilities	(18,112)	(9,993)	(21,119)
	(11,123)	(11,246)	(5,194)
Net change	$14,696	$(35,503)	$29,590

21.     SEGMENT INFORMATION

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

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

21.     SEGMENT INFORMATION, (continued)

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

Information about the Company's segments follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Corporate and Non-Operating	Consolidated
Sales to external customers:
2024	$829,731	$433,156	$532,850	$—	$1,795,737
2023	842,997	505,751	532,148	—	1,880,896
2022	840,124	335,523	586,756	—	1,762,403
Intersegment sales:
2024	—	1,367	3,707	—	5,074
2023	—	1,829	1,073	—	2,902
2022	—	1,057	1,295	—	2,352
Depreciation and amortization:
2024	27,768	23,772	38,667	4,563	94,770
2023	23,738	23,184	44,842	4,766	96,530
2022	23,228	11,387	64,173	5,268	104,056
Adjusted EBITDA:
2024	162,586	39,716	61,620	(58,765)	205,157
2023	163,986	66,278	57,128	(61,583)	225,809
2022	151,849	56,762	60,120	(58,323)	210,408
Total assets:
2024	790,098	460,650	532,178	51,964	1,834,890
2023	794,129	482,444	572,601	38,207	1,887,381
2022	800,666	414,019	631,291	36,795	1,882,771
Capital expenditures:
2024	13,749	17,757	12,520	1,192	45,218
2023	16,868	16,253	14,589	2,888	50,598
2022	28,899	13,646	14,287	4,489	61,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2024	2023	2022
Total Adjusted EBITDA	$205,157	$225,809	$210,408
Acquisition and divestiture related items (1)**	(5,576)	(5,293)	(7,898)
Strategic initiatives and other charges (2)**†	(65,586)	(13,923)	(28,060)
Non-recurring / incremental COVID-19 costs (3)***	—	—	(2,985)
Highly inflationary accounting losses (primarily non-cash) (4)	(1,027)	(1,360)	(1,473)
Defined benefit plan termination related items (5)	—	—	429
Goodwill and asset write-downs (6)	(33,574)	—	(92,504)
Stock-based compensation	(18,478)	(17,308)	(17,432)
Non-service pension and postretirement expense (7)	(439)	(1,640)	(31,823)
Depreciation and amortization *	(94,770)	(96,530)	(104,056)
Interest expense, including RPA and factoring financing fees (8)	(55,364)	(48,690)	(28,771)
Net loss attributable to noncontrolling interests	—	(155)	(54)
(Loss) income before income taxes	(69,657)	40,910	(104,219)
Income tax benefit (provision)	9,997	(1,774)	4,391
Net (loss) income	$(59,660)	$39,136	$(99,828)

(1) Includes certain non-recurring costs associated with recent acquisition and divestiture activity, and also includes a gain of $1,827 in fiscal year 2023 related to the divestiture of a business in the Industrial Technologies segment.

(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives and costs associated with global ERP system integration efforts. Fiscal 2024 also includes legal costs related to an ongoing dispute with Tesla, which totaled $12,399 (See Note 19, "Commitments and Contingent Liabilities"). Fiscal 2023 includes loss recoveries totaling $2,154 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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
(6) Fiscal 2024 includes goodwill write-downs within the Industrial Technologies segment of $16,727 (see Note 23, "Goodwill and Other Intangible Assets"), asset write-downs within the Memorialization segment of $13,716 (see Note 24, "Asset Write-Downs"), and investment write-downs within Corporate and Non-operating of $3,131 (see Note 8, "Investments"). Fiscal 2022 includes goodwill write-downs within the SGK Brand Solutions segment of $82,454 (see Note 23, "Goodwill and Other Intangible Assets"), and asset write-downs net of recoveries within the SGK Brand Solutions segment of $10,050 (see Note 24, "Asset Write-Downs").

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

(8) Includes fees for receivables sold under the RPA and factoring arrangements totaling $4,830, $4,042 and $1,046 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
* Depreciation and amortization was $27,768, $23,738, and $23,228 for the Memorialization segment, $23,772, $23,184, and $11,387 for the Industrial Technologies segment, $38,667, $44,842, and $64,173 for the SGK Brand Solutions segment, and $4,563, $4,766, and $5,268 for Corporate and Non-Operating, for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $3,514, $1,002, and $3,517 for the Memorialization segment, $54,357, $4,108, and $5,631 for the Industrial Technologies segment, $3,001, $10,905, and $19,359 for the SGK Brand Solutions segment, and $10,290, $3,201, and $7,451 for Corporate and Non-Operating, for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
*** Non-recurring/incremental COVID-19 costs were $1,314 for the Memorialization segment, $6 for the Industrial Technologies segment, $1,199 for the SGK Brand Solutions segment, and $466 for Corporate and Non-Operating, for the fiscal year ended September 30, 2022.
† Strategic initiatives and other charges includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling $45,705, $13,210 and $14,596 in fiscal years 2024, 2023 and 2022, respectively. Fiscal 2024 amounts totaling $32,526, $1,379 and $11,800 were presented in cost of sales, selling expense, and administrative expense, respectively. Fiscal 2023 amounts totaling $9,028, $1,925 and $2,257 were presented in cost of sales, selling expense, and administrative expense, respectively. Fiscal 2022 amounts totaling $1,777, $267 and $12,552 were presented in cost of sales, selling expense, and administrative expense, respectively. Accrued severance and other employee termination benefits totaled $42,245 and $7,321 as of September 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

21.     SEGMENT INFORMATION, (continued)

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2024	$1,182,523	$5,456	$522,196	$19,514	$66,048	$1,795,737
2023	1,219,238	5,260	572,736	19,913	63,749	1,880,896
2022	1,230,267	4,729	444,606	21,206	61,595	1,762,403

Long-lived assets:
2024	799,545	10,040	238,214	14,412	40,437	1,102,648
2023	806,182	11,690	255,748	14,099	41,194	1,128,913
2022	822,566	10,787	242,614	14,895	42,778	1,133,640

22.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2024:

In January 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $5,825 (net of holdbacks and other adjustments, including working capital). The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2024, resulting in no significant adjustments.

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

In February 2023, the Company acquired Eagle Granite Company ("Eagle") within the Memorialization segment for a total purchase price of $18,384, consisting of cash of $8,650 (net of cash acquired) and a deferred purchase price amount of $9,734, which is scheduled to be paid to the seller two years from the acquisition date. In addition, the Company has recorded a liability of approximately $3,800 for potential future contingent consideration related to certain earnout provisions, which, if owed, is scheduled to be paid to the seller four years from the acquisition date. Eagle serves cemeteries and monument companies with a full complement of granite memorialization products. The Company finalized the allocation of the purchase price in the first quarter of fiscal 2024, resulting in adjustments to certain liability accounts.

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

22.     ACQUISITIONS AND DIVESTITURES, (continued)
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

23.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2024 and 2023, follow.

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated
Net goodwill at September 30, 2022	$361,782	$107,022	$206,617	$675,421
Additions during period	2,322	6,757	2,100	11,179
Divestiture during period	—	(2,525)	—	(2,525)
Translation and other adjustments	1,911	3,819	8,304	14,034
Net goodwill at September 30, 2023	366,015	115,073	217,021	698,109
Additions during period	2,551	—	—	2,551
Translation and other adjustments	4,578	1,199	7,413	13,190
Goodwill write-down	—	(16,727)	—	(16,727)
Net goodwill at September 30, 2024	$373,144	$99,545	$224,434	$697,123

The net goodwill balances at September 30, 2024 and 2023 included $277,913 and $261,186 of accumulated impairment losses, respectively. Accumulated impairment losses at September 30, 2024 were $5,000, $40,673, and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively. Accumulated impairment losses at September 30, 2023 were $5,000, $23,946, and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

Fiscal 2024:

In fiscal 2024, the additions reflect the acquisition of a small business within the Memorialization segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

23.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)

The Company's Surfaces and Engineering reporting unit experienced declines during the fourth quarter of fiscal 2024, primarily related to the Company's recently acquired (August 2022) Olbrich GmbH business. The Company determined that a triggering event occurred during the fourth quarter of fiscal 2024, resulting in a re-evaluation of the goodwill for the Surfaces and Engineering reporting unit as of September 1, 2024. As a result of this interim assessment, the Company recorded a goodwill write-down totaling $16,727 during the fiscal 2024 fourth quarter, reducing the amount of goodwill for this reporting unit to zero. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and the income approach valuation methodology which utilizes estimated discounted cash flows of the reporting unit.

Fiscal 2023:

In fiscal 2023, the additions reflect the acquisition of Eagle Granite Company within the Memorialization segment, the purchase of the remaining ownership interest in an Industrial Technologies subsidiary, and small acquisitions within the SGK Brand Solutions segment.
Fiscal 2022:

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

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2024 and 2023, respectively.

	Carrying Amount	Accumulated Amortization	Net
September 30, 2024
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,598	(127,829)	23,769
Customer relationships	380,387	(311,621)	68,766
Copyrights/patents/other	19,166	(16,215)	2,951
	$581,691	$(455,665)	$126,026
September 30, 2023
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,185	(122,474)	28,711
Customer relationships	378,161	(280,910)	97,251
Copyrights/patents/other	19,375	(15,399)	3,976
	$579,261	$(418,783)	$160,478

The net change in intangible assets during fiscal 2024 included the impact of foreign currency fluctuations during the period, additional amortization, and additions related to a small acquisition within the Memorialization segment.

Amortization expense on intangible assets was $37,023, $42,068, and $57,084 in fiscal 2024, 2023 and 2022, respectively. Fiscal year amortization expense is estimated to be approximately $21,249 in 2025, $14,171 in 2026, $13,068 in 2027, $10,995 in 2028 and $9,144 in 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

24.     ASSET WRITE-DOWNS:

During the fourth quarter of fiscal 2024, the Company recognized a non-cash impairment charge of $13,716 for the full write-down of certain net assets held-for-sale within the Memorialization segment. The held-for-sale adjustment included a $6,844 provision for certain amounts included in AOCI within currency translation adjustment. This write-down was recorded as a component of administrative expenses for the year ended September 30, 2024.

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

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts	Deductions (1)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Doubtful Accounts:
Fiscal Year Ended:
September 30, 2024	$10,784	$2,696	$—	$(1,425)	$12,055
September 30, 2023	10,138	1,625	—	(979)	10,784
September 30, 2022	10,654	1,368	—	(1,884)	10,138
(1)Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense (1, 3)	Allowance Changes	Other (Deductions) Additions (2,4)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2024	$22,506	$24,152	$—	$(1,196)	$45,462
September 30, 2023	27,552	(4,709)	—	(337)	22,506
September 30, 2022	28,619	(1,300)	—	233	27,552
(1)Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.
(2)Fiscal 2023 and 2022 consists principally of adjustments related to foreign exchange.
(3)Fiscal 2024 amount is comprised of a $2,032 benefit related to the release of valuation allowance, and a $26,184 expense primarily related to adjustments in net operating loss carryforwards which are precluded from use. Fiscal 2022 amount is comprised of a $5,004 benefit related to non-survivability of deferred tax assets with full valuation allowance due to entity dissolution and a $3,704 expense primarily related to adjustments in net operating loss carryforwards which are precluded from use.
(4)Fiscal 2024 amount is comprised of a $2,802 decrease related to non-survivability of deferred tax assets with a full valuation allowance due to held-for-sale asset write-downs, and a $1,606 addition related to foreign exchange.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a)

None.

(b) Securities Trading Plans of Directors and Executive Officers.

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Delinquent Section 16(a) Reports" (if applicable) in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2024.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2024.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2024.

Equity Compensation Plans:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. In November 2024, the Board of Directors approved the Second Amended and Restated 2017 Equity Incentive Plan (the "Second Amended 2017 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 4,950,000. The Second Amended 2017 Plan is subject to shareholder approval at the February 2025 Annual Shareholder Meeting. At September 30, 2024, 1,187,901 shares have been issued under the 2017 Equity Incentive Plan. 1,233,583 time-based RSUs, 1,579,514 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,707,349 of these share-based awards are outstanding as of September 30, 2024. All plans are administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

With respect to the restricted share unit grants, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued
established by the Compensation Committee of the Board of Directors. Approximately 40% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2024, either cash or shares of the Company's Class A Common Stock with a value equal to $90,000.  The annual retainer fee for fiscal 2024 paid to the non-employee Chairman of the Board is $210,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plans at the Company's 2023 Annual Shareholder Meeting.  The value of deferred shares is recorded in other liabilities.  A total of 51,147 shares and share units had been deferred under the Director Fee Plans at September 30, 2024.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140,000 for fiscal 2024.  As of September 30, 2024, 377,460 restricted shares and RSUs have been granted under the Director Fee Plans, 204,231 of which were issued under the 2019 Director Fee Plan. 71,549 RSUs are unvested at September 30, 2024 under the Director Fee Plans.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2024:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,147	$—	3,742,151	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	51,147	$—	3,742,151
(1) Includes (1) shares reserved under the 2017 Equity Incentive Plan, which provides for the grant or award of stock options, restricted shares, stock-based performance units and certain other types of stock based awards; (2) shares reserved under the 2019 Amended and Restated Director Fee Plan, which provides for the grant, award or deferral of stock options, restricted shares, stock-based performance units and certain other types of stock based awards and compensation; and (3) the shares purchased under the Employee Stock Purchase Plan which are purchased in the open market by employees at the fair market value of the Company's stock. The Company provides a matching contribution of 10% of such purchases subject to certain limitations under the Employee Stock Purchase Plan. As the Employee Stock Purchase Plan is an open market purchase plan, it does not have a dilutive effect.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions with Related Persons" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2024.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2024.

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

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Annual Report on Form 10-K for the year ended September 30, 1994

3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2023

4.1	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.2	Indenture, dated as of September 27, 2024, by and among Matthews International Corporation, the guarantors party thereto, and Truist Bank, as trustee and collateral agent*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on September 30, 2024

4.3	Form of 8.625% Senior Secured Second Lien Note due October 1, 2027*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on September 30, 2024

4.4	Description of Securities*	Exhibit Number 4.4 to the Annual Report on Form 10-K for the year ended September 30, 2023

10.1	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.2 a	Form of Schawk Family Share Purchase Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.3 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.4 a	Amendment to the Supplemental Retirement Plan*	Exhibit Number 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.5 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.6 a	Amendment to the Officers Retirement Restoration Plan*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.7 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.8 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein
10.9 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.10 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.11 a	Amended and Restated 2017 Equity Incentive Plan*	Exhibit Number 99.1 to the Registration Statement on Form S-8 filed on April 29, 2022

10.12 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.13 a	Matthews International Corporation Amended and Restated 2019 Director Fee Plan*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 17, 2023

10.14 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.15 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

10.16	Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020

10.17	First Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on April 30, 2021

10.18	Second Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2022

10.19	Third Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.20 to the Annual Report on Form 10-K for the year ended September 30, 2022

10.20
Agreement, dated as of December 30, 2022, by and among Matthews International Corporation, Barington Companies Equity Partners, L.P., Barington Capital Group, L.P. and Barington Companies Management, LLC*
Exhibit Number 10.1 to the Current Report on Form 8-K filed on December 30, 2022

10.21 a	Matthews International Corporation Management Deferred Compensation Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on January 27, 2023

10.22	Fourth Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q filed on April 28, 2023

10.23	Fifth Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 5, 2024

10.24
Sixth Amendment to Third Amended and Restated Loan Agreement, dated September 23, 2024, by and among Matthews International Corporation, the other Borrowers party thereto, Citizens Bank, N.A., as administrative agent, and the banks party thereto*
Exhibit Number 10.2 to the Current Report on Form 8-K filed on September 24, 2024

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.25	Purchase Agreement, dated September 23, 2024, by and among Matthews International Corporation, the Guarantors, and Truist Securities, Inc., as representative of the several purchasers named therein*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 24, 2024

10.26
Second Amended and Restated Pledge and Security Agreement, dated September 27, 2024, by Matthews International Corporation and the other grantors party thereto in favor of Citizens Bank, N.A., as administrative agent*
Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 30, 2024

10.27	Second Lien Pledge and Security Agreement, dated as of September 27, 2024, by Matthews International Corporation and the other grantors party thereto in favor of Truist Bank, as collateral agent*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on September 30, 2024

10.28
Intercreditor Agreement, dated as of September 27, 2024, by and among Citizens Bank, N.A., as administrative agent, and Truist Bank, as trustee and collateral agent, and acknowledged by Matthews International Corporation and the grantors party thereto*
Exhibit Number 10.3 to the Current Report on Form 8-K filed on September 30, 2024

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

19	Matthews International Corporation Policy on Insider Trading	Filed Herewith

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

97	Matthews International Corporation Clawback Policy*	Exhibit Number 97 to the Annual Report on Form 10-K for the year ended September 30, 2023

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Secretary of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2024:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Alvaro Garcia-Tunon	/s/ Morgan K. O'Brien
Alvaro Garcia-Tunon, Chairman of the Board	Morgan K. O'Brien, Director

/s/ Gregory S. Babe	/s/ Aleta W. Richards
Gregory S. Babe, Director	Aleta W. Richards, Director

/s/ Katherine E. Dietze	/s/ David A. Schawk
Katherine E. Dietze, Director	David A. Schawk, Director

/s/ Terry L. Dunlap	/s/ Jerry R. Whitaker
Terry L. Dunlap, Director	Jerry R. Whitaker, Director

/s/ Lillian D. Etzkorn	/s/ Francis S. Wlodarczyk
Lillian D. Etzkorn, Director	Francis S. Wlodarczyk, Director