Form 10-Q
period 2024-12-31
MATTHEWS INTERNATIONAL CORP
filed 2025-02-07
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2024
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
Yes ☐ No ☒

As of December 31, 2024, shares of common stock outstanding were: Class A Common Stock 30,968,686 shares.

PART I ‑ FINANCIAL INFORMATION

Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2024		September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents		$33,513		$40,816
Accounts receivable, net		199,303		205,984
Inventories, net		241,585		237,888
Contract assets		88,617		92,969
Other current assets		60,181		54,886
Total current assets		623,199		632,543

Investments		22,615		23,076
Property, plant and equipment, net		264,895		279,499
Operating lease right-of-use assets		62,063		60,499
Deferred income taxes		6,120		6,548
Goodwill		685,967		697,123
Other intangible assets, net		116,878		126,026
Other assets		9,982		9,576

Total assets		$1,791,719		$1,834,890

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$7,260		$6,853
Current portion of operating lease liabilities		22,365		22,617
Trade accounts payable		101,927		108,362
Accrued rebates		23,422		23,766
Accrued compensation		59,663		88,781
Accrued income taxes		7,872		7,522
Contract liabilities		28,388		28,723
Other current liabilities		144,684		148,151
Total current liabilities		395,581		434,775

Long-term debt		801,951		769,614
Operating lease liabilities		41,824		40,073
Deferred income taxes		46,674		45,688
Other liabilities		92,233		107,534
Total liabilities		1,378,263		1,397,684

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	144,588		159,497
Retained earnings	611,358		623,063
Accumulated other comprehensive loss	(181,491)		(168,742)
Treasury stock, at cost	(197,381)		(212,994)
Total shareholders' equity-Matthews		413,408		437,158
Noncontrolling interests		48		48
Total shareholders' equity		413,456		437,206

Total liabilities and shareholders' equity		$1,791,719		$1,834,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2024	2023

Sales	$401,842	$449,986
Cost of sales	(276,150)	(317,633)

Gross profit	125,692	132,353

Selling expense	(34,857)	(34,444)
Administrative expense	(76,553)	(78,687)
Intangible amortization	(8,608)	(9,795)

Operating profit	5,674	9,427

Interest expense	(15,682)	(11,576)
Other income (deductions), net	4,178	(880)

Loss before income taxes	(5,830)	(3,029)

Income tax benefit	2,358	726

Net loss	(3,472)	(2,303)

Net loss attributable to noncontrolling interests	—	—

Net loss attributable to Matthews shareholders	$(3,472)	$(2,303)

Loss per share attributable to Matthews shareholders:
Basic	$(0.11)	$(0.07)

Diluted	$(0.11)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	Matthews		Noncontrolling Interest		Total
	2024	2023	2024	2023	2024	2023

Net loss:	$(3,472)	$(2,303)	$—	$—	$(3,472)	$(2,303)
Other Comprehensive Income ("OCI"), net of tax:
Foreign currency translation adjustment	(14,611)	11,685	—	22	(14,611)	11,707
Pension plans and other postretirement benefits	(353)	(80)	—	—	(353)	(80)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	2,565	(4,389)	—	—	2,565	(4,389)
Net amount reclassified to earnings	(350)	(492)	—	—	(350)	(492)
Net change in unrecognized loss on cash flow hedges	2,215	(4,881)	—	—	2,215	(4,881)
OCI, net of tax	(12,749)	6,724	—	22	(12,749)	6,746
Comprehensive (loss) income	$(16,221)	$4,421	$—	$22	$(16,221)	$4,443
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2024 and 2023 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2024	$36,334	$159,497	$623,063	$(168,742)	$(212,994)	$48	$437,206
Net loss	—	—	(3,472)	—	—	—	(3,472)
Minimum pension liability	—	—	—	(353)	—	—	(353)
Translation adjustment	—	—	—	(14,611)	—	—	(14,611)
Fair value of cash flow hedges	—	—	—	2,215	—	—	2,215
Total comprehensive loss							(16,221)
Stock-based compensation	—	4,979	—	—	—	—	4,979
Purchase of 171,101 shares of treasury stock	—	—	—	—	(4,275)	—	(4,275)
Issuance of 537,295 shares of treasury stock	—	(19,888)	—	—	19,888	—	—
Dividends	—	—	(8,233)	—	—	—	(8,233)
Balance, December 31, 2024	$36,334	$144,588	$611,358	$(181,491)	$(197,381)	$48	$413,456

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
Net loss	—	—	(2,303)	—	—	—	(2,303)
Minimum pension liability	—	—	—	(80)	—	—	(80)
Translation adjustment	—	—	—	11,685	—	22	11,707
Fair value of cash flow hedges	—	—	—	(4,881)	—	—	(4,881)
Total comprehensive income							4,443
Stock-based compensation	—	4,651	—	—	—	—	4,651
Purchase of 465,953 shares of treasury stock	—	—	—	—	(17,185)	—	(17,185)
Issuance of 678,750 shares of treasury stock	—	(25,356)	—	—	25,356	—	—
Dividends	—	—	(8,381)	—	—	—	(8,381)
Transactions with non-controlling interest	—	(412)	—	—	—	412	—
Balance, December 31, 2023	$36,334	$147,094	$704,043	$(167,680)	$(211,029)	$47	$508,809

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,472)	$(2,303)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	22,504	23,523
Stock-based compensation expense	4,979	4,651
Deferred tax benefit	—	(1)
Gain on sale of assets, net	(9,572)	(87)
Changes in working capital items	(39,170)	(51,640)
Decrease in other assets	6,996	5,888
Decrease in other liabilities	(8,814)	(4,068)
Other operating activities, net	1,540	(3,229)

Net cash used in operating activities	(25,009)	(27,266)

Cash flows from investing activities:
Capital expenditures	(9,532)	(14,073)
Acquisitions, net of cash acquired	(2,218)	—
Proceeds from sale of assets	13,249	124
Other investing activities, net	(63)	(237)

Net cash provided by (used in) investing activities	1,436	(14,186)

Cash flows from financing activities:
Proceeds from long-term debt	250,996	274,275
Payments on long-term debt	(219,047)	(211,696)
Purchases of treasury stock	(4,275)	(17,185)
Dividends	(9,237)	(9,280)

Net cash provided by financing activities	18,437	36,114

Effect of exchange rate changes on cash	(2,167)	1,158

Net change in cash and cash equivalents	(7,303)	(4,180)
Cash and cash equivalents at beginning of year	40,816	42,101
Cash and cash equivalents at end of period	$33,513	$37,921

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2024
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. SGK Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. See Note 17, "Subsequent Event" for a description of proposed transactions with respect to the SGK Brand Solutions business.

The Company has facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company has applied highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of December 31, 2024 and September 30, 2024, the Company had net monetary assets related to its Turkish subsidiaries of $5,621 and $5,327, respectively. Exchange losses related to highly inflationary accounting totaled $191 and $320 for the three months ended December 31, 2024 and December 31, 2023, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

New Accounting Pronouncements:

Issued

In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which improves financial reporting by requiring disclosure of specified information about certain costs and expenses on an annual and interim basis for all public entities, including enhanced disaggregation disclosures. The ASU is effective for annual periods for the Company beginning in fiscal year 2028, and interim periods beginning in fiscal year 2029. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) which enhances the transparency and decision usefulness of income tax disclosures including rate reconciliations and income taxes paid among other tax disclosures. The ASU is effective for annual periods for the Company beginning in fiscal year 2026. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including enhanced disclosures about significant segment expenses. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of expenses, but will require increased disclosures in annual and interim financial statements. The ASU is effective for annual periods for the Company beginning in fiscal year 2025, and interim periods beginning in fiscal year 2026. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2024 and 2023 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
North America	$181,389	$197,165	$31,452	$33,139	$61,802	$62,720	$274,643	$293,024
Central and South America	—	—	—	—	1,122	1,254	1,122	1,254
Europe	5,866	7,971	47,669	76,776	49,487	50,132	103,022	134,879
Australia	3,231	2,935	—	—	2,367	2,171	5,598	5,106
Asia	—	—	1,412	1,459	16,045	14,264	17,457	15,723
Total Sales	$190,486	$208,071	$80,533	$111,374	$130,823	$130,541	$401,842	$449,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

Revenue from products or services provided to customers over time accounted for approximately 12% and 19% of revenue for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and September 30, 2024, the Company had net contract assets for projects recognized using the over time method totaling $60,229 and $64,246, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at December 31, 2024 and September 30, 2024 predominantly related to ongoing projects with the Company's largest energy storage customer.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2024				September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,475	$—	$1,475	$—	$—	$—	$—
Equity and fixed income mutual funds	—	843	—	843	—	839	—	839
Life insurance policies	—	5,385	—	5,385	—	5,493	—	5,493
Total assets at fair value	$—	$7,703	$—	$7,703	$—	$6,332	$—	$6,332

Liabilities:
Derivatives (1) (2)	$—	$55,358	$—	$55,358	$—	$69,573	$—	$69,573
Total liabilities at fair value	$—	$55,358	$—	$55,358	$—	$69,573	$—	$69,573
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at December 31, 2024 and September 30, 2024 reflect $58,432 of partial advance payments received from the counterparties to certain cross-currency swaps. See Note 8, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value at December 31, 2024 and September 30, 2024.

Note 5.   Inventories

Inventories consisted of the following:

	December 31, 2024	September 30, 2024
Raw materials	$62,048	$61,333
Work in process	102,179	96,488
Finished goods	77,358	80,067
	$241,585	$237,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 6.     Investments

Non-current investments consisted of the following:

	December 31, 2024	September 30, 2024
Equity and fixed income mutual funds	$843	$839
Life insurance policies	5,385	5,493
Equity-method investments	—	349
Other (primarily cost-method) investments	16,387	16,395
	$22,615	$23,076

During the first quarter of fiscal 2025, the Company completed the disposal of its investment in Liquid X Printed Metals Inc. (“Liquid X”), a private company specializing in ink technologies. The Company's investment in Liquid X was previously written-down in fiscal 2024, and had a net carrying value of zero at the time of the disposal transaction. One of the Company's Executive Officers and member of Matthews' Board of Directors serves as President and CEO of Liquid X.

Note 7.   Debt and Financing Arrangements

Long-term debt at December 31, 2024 and September 30, 2024 consisted of the following:

	December 31, 2024	September 30, 2024
Revolving credit facilities	$484,083	$444,011
2027 Senior Secured Notes	294,799	294,751
Other borrowings	7,869	15,602
Finance lease obligations	22,460	22,103
Total debt	809,211	776,467
Less current maturities	(7,260)	(6,853)
Long-term debt	$801,951	$769,614

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at December 31, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $4,713 and $4,961 at December 31, 2024 and September 30, 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2024 and September 30, 2024 were $480,969 and $410,527, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2024. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33,485). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2024 and 2023 was 5.17% and 5.32%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company has $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2025. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $5,201 and $5,249 at December 31, 2024 and September 30, 2024, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $125,000 of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA matures in March 2026.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2024 and September 30, 2024, the amount sold to the Purchasers was $100,700 and $96,300, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $66,272 and $58,183 as of December 31, 2024 and September 30, 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Gross receivables sold	$89,486	$92,809
Cash collections reinvested	(85,086)	(92,709)
Net cash proceeds received	$4,400	$100

The Company, through its U.K. subsidiary, participates in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $21,449 and $17,118 during the three months ended December 31, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of December 31, 2024 and September 30, 2024, the amount of factored receivables that remained outstanding was $17,126 and $15,665, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $3,012 and $3,014 at December 31, 2024 and September 30, 2024, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €8.0 million ($8,310). The facility also provides €18.5 million ($19,218) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €3.0 million ($3,114) at December 31, 2024. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 5.10% and 6.11% at December 31, 2024 and 2023, respectively.

Other borrowings totaled $7,869 and $15,602 at December 31, 2024 and September 30, 2024, respectively. The weighted-average interest rate on all other borrowings was 2.33% and 4.20% at December 31, 2024 and 2023, respectively.

As of December 31, 2024 and September 30, 2024, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2024.

Note 8.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At December 31, 2024 and September 30, 2024, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	December 31, 2024		September 30, 2024
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$454	$—	$—	$—
Long-term assets:
Other assets	1,021	—	—	—
Current liabilities:
Other current liabilities	(133)	(15,931)	(863)	(18,042)
Long-term liabilities:
Other liabilities	(210)	(39,084)	(1,743)	(48,925)
Total derivatives(1)	$1,132	$(55,015)	$(2,606)	$(66,967)
(1) Cross-currency swap amounts at December 31, 2024 and September 30, 2024 reflect $58,432 of partial advanced payments received from the counterparties to certain swap contracts (see below).

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2024	September 30, 2024
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	2.9	3.2
Weighted-average received rate	4.33%	4.85%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $1,132 ($844 after tax) at December 31, 2024 and a net unrealized loss of $2,606 ($1,948 after tax) at September 30, 2024, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $3,076 ($2,297 after tax) and $3,848 ($2,874 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of December 31, 2024 and September 30, 2024, respectively. Assuming market rates remain constant with the rates at December 31, 2024, a gain (net of tax) of approximately $1,566 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	December 31, 2024	September 30, 2024	December 31, 2024		September 30, 2024
USD/EUR	September 2027	$81,392	$81,392	$(1,423)		$(5,440)
USD/SEK	June 2025	20,000	20,000	1,110		(468)
USD/SGD	August 2026	20,000	20,000	988		(441)
USD/EUR	August 2026	25,000	25,000	1,879		(30)
		$146,392	$146,392	$2,554	(1)	$(6,379)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $863 and $2,156 as of December 31, 2024 and September 30, 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Such amounts totaled $58,432, of which $17,416 and $41,016 were included in other current liabilities and other liabilities, respectively, on the Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €30.0 million ($33,485) as of September 30, 2024. Currency losses of $3,820 (net of income taxes of $1,113), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2024.

Refer to Note 11, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 3,450,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2022 Annual Shareholder Meeting. In November 2024, the Board of Directors approved the Second Amended and Restated 2017 Equity Incentive Plan (the "Second Amended 2017 Plan"), which increases the maximum number of shares available for grants or awards to an aggregate of 4,950,000. The Second Amended 2017 Plan is subject to shareholder approval at the February 2025 Annual Shareholder Meeting. At December 31, 2024, 1,720,138 shares have been issued under the 2017 Equity Incentive Plan. 1,459,643 time-based RSUs, 1,874,354 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,685,714 of these share-based awards are outstanding as of December 31, 2024.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended December 31, 2024 and 2023, stock-based compensation cost totaled $4,979 and $4,651, respectively. The associated future income tax benefit recognized for stock-based compensation was $818 and $684 for the three-month periods ended December 31, 2024 and 2023, respectively.

With respect to the grants of RSUs, awards generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Compensation Committee of the Board of Directors. Approximately 40% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once the units become vested.

The transactions for RSUs for the three months ended December 31, 2024 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2024	1,707,349	$33.59
Granted	520,900	25.52
Contingent grant*	145,800	25.45
Vested	(423,295)	37.69
Expired or forfeited	(119,240)	38.00
Non-vested at December 31, 2024	1,831,514	$27.38
* In connection with its annual grant of equity awards, the Compensation Committee of the Board of Directors granted the President and Chief Executive Officer an award contingent upon the approval by the Company's shareholders of the Second Amended 2017 Plan. Such award consists of (i) time-based restricted stock units, which may settle into a maximum of 58,320 shares of Common Stock, subject to continued service to the Company through November 18, 2027, (ii) performance units, which may settle into a maximum of 43,740 shares of Common Stock at target levels, upon the Company achieving certain metrics based on return on invested capital (“ROIC”); and (iii) performance units, which may settle into a maximum of 43,740 shares of Common Stock at target levels upon stock price appreciation for the Common Stock.

As of December 31, 2024, the total unrecognized compensation cost related to all unvested stock-based awards was $30,002 and is expected to be recognized over a weighted average period of 2.3 years.

The fair value of certain stock-based awards that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the three-month period ended December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Share-Based Payments (continued)

Three Months Ended December 31, 2024
Expected volatility	31.8%
Dividend yield	3.4%
Average risk-free interest rate	4.2%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the three months ended December 31, 2024 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2025, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2025 paid to the non-employee Chairman of the Board is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other liabilities.  A total of 51,527 shares and share units had been deferred under the Director Fee Plans as of December 31, 2024.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2025.  As of December 31, 2024, 377,460 restricted shares and RSUs have been granted under the Director Fee Plans, 204,231 of which were issued under the 2019 Director Fee Plan.  71,549 RSUs are unvested at December 31, 2024 under the Director Fee Plans.

Note 10.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute loss per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2024	2023
Net loss attributable to Matthews shareholders	$(3,472)	$(2,303)
Weighted-average shares outstanding (in thousands):
Basic shares	31,110	30,915
Effect of dilutive securities	—	—
Diluted shares	31,110	30,915

Dividends declared per common share	$0.25	$0.24

During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2024 and 2023 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	(181)		(21,187)	2,565		(18,803)
Amounts reclassified from AOCI	(172)	(a)	6,576	(350)	(b)	6,054
Net current-period OCI	(353)		(14,611)	2,215		(12,749)
Balance, December 31, 2024	$4,602		$(189,234)	$3,141		$(181,491)
Attributable to noncontrolling interest:
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, December 31, 2024	$—		$289	$—		$289

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	131		11,881	(4,389)		7,623
Amounts reclassified from AOCI	(211)	(a)	(196)	(492)	(b)	(899)
Net current-period OCI	(80)		11,685	(4,881)		6,724
Balance, December 31, 2023	$6,680		$(178,511)	$4,151		$(167,680)
Attributable to noncontrolling interest:
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		22	—		22
Net current-period OCI	—		22	—		22
Balance, December 31, 2023	$—		$288	$—		$288
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2024 and 2023 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Affected line item in the Financial Statements

Postretirement benefit plans
Prior service credit (a)	$91	$91
Actuarial losses	139	191	Other income (deductions), net
	230	282	Income before income tax (b)
	(58)	(71)	Income taxes
	$172	$211	Net income
Derivatives
Cash flow hedges	$468	$659	Interest expense
Net investment hedges	354	259	Interest expense
	822	918	Income before income tax (b)
	(204)	(230)	Income taxes
	$618	$688	Net income
Other
Divestitures	$(6,844)	$—	Other current liabilities (c)

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in cost of goods sold and selling and administrative expenses.
(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.
(c) Reflects the release of a reserve that was established for currency translation amounts related to certain net assets classified as held-for-sale as of September 30, 2024. See Note 14, "Acquisitions and Divestitures."

Note 12.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2025 represented a benefit of $2,358, compared to a benefit of $726 for the first three months of fiscal 2024. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2025 compared to the same period for fiscal 2024 resulted from an increase in consolidated pre-tax loss in fiscal 2025 compared to fiscal 2024, as well as a discrete net tax benefit related to adjustments in tax reserves resulting from the progression of foreign tax audits. The Company’s fiscal 2025 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits. The Company’s fiscal 2024 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and a net discrete tax benefit.

The Company had unrecognized tax benefits (excluding penalties and interest) of $1,941 and $4,506 on December 31, 2024 and September 30, 2024, respectively, which would impact the annual effective rate at December 31, 2024 and September 30, 2024, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $281 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $229 and $588 at December 31, 2024 and September 30, 2024, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Income Taxes (continued)

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions. As of December 31, 2024, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019, 2022 and forward
United States – State	2020 and forward
Canada	2020 and forward
Germany	2019 and forward
United Kingdom	2023 and forward
Singapore	2020 and forward
Australia	2020 and forward

Note 13.   Segment Information

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. See Note 17, "Subsequent Event" for a description of proposed transactions with respect to the SGK Brand Solutions business.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended December 31,
	2024	2023
Sales:
Memorialization	$190,486	$208,071
Industrial Technologies	80,533	111,374
SGK Brand Solutions	130,823	130,541
Consolidated Sales	$401,842	$449,986

Adjusted EBITDA:
Memorialization	$36,612	$36,700
Industrial Technologies	1,832	9,622
SGK Brand Solutions	12,292	12,893
Corporate and Non-Operating	(10,713)	(13,733)
Total Adjusted EBITDA	$40,023	$45,482

Acquisition and divestiture related items (1)**	(577)	(1,237)
Strategic initiatives and other items (2)**†	(615)	(5,920)
Highly inflationary accounting losses (primarily non-cash) (3)	(191)	(320)
Stock-based compensation	(4,979)	(4,651)
Non-service pension and postretirement expense (4)	(133)	(109)
Depreciation and amortization *	(22,504)	(23,523)
Interest expense, including RPA and factoring financing fees (5)	(16,854)	(12,751)
Loss before income taxes	(5,830)	(3,029)
Income tax benefit	2,358	726
Net loss	$(3,472)	$(2,303)

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, Inc. ("Tesla"), which totaled $6,867 and $2,370 for the three months ended December 31, 2024 and 2023, respectively (see Note 16, "Legal Matter"). Fiscal 2025 includes $8,702 of net gains on the sales of certain significant property and other assets. Fiscal 2025 also includes loss recoveries totaling $1,170 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,172 and $1,175 for the three months ended December 31, 2024 and 2023, respectively.
* Depreciation and amortization was $7,202 and $6,413 for the Memorialization segment, $5,674 and $6,377 for the Industrial Technologies segment, $8,860 and $9,572 for the SGK Brand Solutions segment, and $768 and $1,161 for Corporate and Non-Operating, for the three months ended December 31, 2024 and December 31, 2023, respectively.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other items were $1,303 and $60 for the Memorialization segment, $4,119 and $5,367 for the Industrial Technologies segment, $714 and $863 for the SGK Brand Solutions segment, and income of $4,944 and charges of $867 for Corporate and Non-Operating, for the three months ended December 31, 2024 and December 31, 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Segment Information (continued)

† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee terminations) totaling $313 and $1,961 for the three months ended December 31, 2024 and 2023, respectively. Fiscal 2025 amounts totaling charges of $601 and income of $288 for the three months ended December 31, 2024 were presented in cost of sales and administrative expense, respectively. Fiscal 2024 amounts totaling charges of $1,902, income of $256 and charges of $315 for the three months ended December 31, 2023 were presented in cost of sales, selling expense, and administrative expense, respectively. Accrued severance and other termination benefits totaled $23,637 and $42,245 as of December 31, 2024 and September 30, 2024, respectively.

Note 14. Acquisitions and Divestitures

Fiscal 2025:

In October 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $2,218. The preliminary purchase price allocation was not finalized as of December 31, 2024 and remains subject to change as the Company obtains additional information related to working capital.

During the first quarter of fiscal 2025, the Company completed a small divestiture within the Memorialization segment. The net assets for this business were fully written-down in fiscal 2024 in anticipation of the disposal transaction.

Fiscal 2024:

In January 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $5,825 (net of holdbacks and other adjustments, including working capital). The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2024, resulting in no significant adjustments.

Note 15.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2024	$373,144	$99,545	$224,434	$697,123
Additions during period	2,767	—	—	2,767
Translation and other adjustments	(2,744)	(895)	(10,284)	(13,923)
Net goodwill at December 31, 2024	$373,167	$98,650	$214,150	$685,967

The net goodwill balances at December 31, 2024 and September 30, 2024 included $277,913 of accumulated impairment losses. Accumulated impairment losses at December 31, 2024 and September 30, 2024 were $5,000, $40,673 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2024 (January 1, 2024) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, and, therefore, no impairment charges were necessary at such time. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 7%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2024 and September 30, 2024, respectively.

	Carrying Amount	Accumulated Amortization	Net
December 31, 2024
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,104	(128,854)	22,250
Customer relationships	375,040	(313,665)	61,375
Copyrights/patents/other	18,725	(16,012)	2,713
	$575,409	$(458,531)	$116,878
September 30, 2024:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,598	(127,829)	23,769
Customer relationships	380,387	(311,621)	68,766
Copyrights/patents/other	19,166	(16,215)	2,951
	$581,691	$(455,665)	$126,026

The net change in intangible assets during the three months ended December 31, 2024 primarily included the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $8,608 and $9,795 for the three-month periods ended December 31, 2024 and 2023, respectively. Amortization expense is estimated to be $21,031 for the remainder of fiscal 2025, $14,171 in 2026, $13,068 in 2027, $10,995 in 2028 and $9,143 in 2029.

Note 16.   Legal Matter

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and California's Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims vaguely stated in the complaint are without merit and intends to vigorously defend itself against the allegations in the arbitration. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla in that arbitration.

On February 5, 2025, an arbitrator issued a decision on an arbitration demand filed by Matthews against Tesla in January 2024 seeking a declaratory ruling on certain contractual rights to Dry Battery Electrode (“DBE”) technology, know-how, and intellectual property under the terms and conditions of the agreement between Tesla and Matthews. This ruling acknowledged Matthews’ extensive background in advanced DBE manufacturing technology and affirmed that the Company has the right to sell its solutions to customers other than Tesla. The interim award issued by the arbitrator is subject to confirmation and a limited right of appeal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 17.   Subsequent Events

On January 7, 2025, subsequent to the date of the balance sheet, the Company entered into a definitive contribution agreement (the "Contribution Agreement") under which it will sell its interest in the SGK Brand Solutions business to a newly formed entity created by affiliates of Southern Graphics, Inc., which will combine the SGK Brand Solutions business with the Southern Graphics, Inc. business. Under the terms of the Contribution Agreement, at the closing of the proposed transactions, the Company will receive $250,000 in cash and $50,000 of preferred equity in the new entity. In addition, at the closing of the proposed transactions, the Company will receive a 40% interest in the common equity of the new entity. Trade receivables under the Company's RPA will not be contributed to the new entity. The Company will also retain its European cylinders (packaging) business and other related investments following the closing of the proposed transactions. The proposed transactions are expected to be completed later this fiscal year, subject to customary closing conditions, including regulatory approvals. The foregoing summary of the Contribution Agreement and the transactions contemplated thereby is incomplete and is qualified in its entirety to the complete text of the Contribution Agreement, which was filed as Exhibit 2.1 to that Current Report on Form 8-K with the SEC on January 8, 2025.

In January 2025, subsequent to the balance sheet date, the Company entered into an agreement for the acquisition of a Memorialization business for a purchase price of $57 million in cash. The purchase price is subject to customary post-closing adjustments. The acquisition, which is subject to certain closing conditions, is expected to be completed mid-2025.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, including statements regarding the anticipated timing and benefits of the proposed joint venture transaction, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include the possibility that the terms of the final award to be issued by the Arbitrator in the Tesla, Inc. ("Tesla") dispute may differ from the terms of the interim award issued by the Arbitrator and may be challenged, our ability to satisfy the conditions precedent to the consummation of the proposed joint venture transaction on the expected timeline or at all, our ability to achieve the anticipated benefits of the proposed joint venture transaction, uncertainties regarding future actions that may be taken by Barington in furtherance of its intention to nominate director candidates for election at the Company’s 2025 Annual Meeting, potential operational disruption caused by Barington’s actions that may make it more difficult to maintain relationships with customers, employees or partners, changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, including changes in costs due to adjustments to tariffs, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers, or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, the Company's plans and expectations with respect to its exploration, and contemplated execution, of various strategies with respect to its portfolio of businesses, the Company's plans and expectations with respect to its Board, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2024.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. Refer to Note 17, "Subsequent Event" in Item 1 - "Financial Statements" for a description of proposed transactions with respect to the SGK Brand Solutions business.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2024 and 2023. Refer to Note 13, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment.

	Three Months Ended December 31,
	2024	2023
Sales:	(Dollar amounts in thousands)
Memorialization	$190,486	$208,071
Industrial Technologies	80,533	111,374
SGK Brand Solutions	130,823	130,541
Consolidated Sales	$401,842	$449,986

Adjusted EBITDA:
Memorialization	$36,612	$36,700
Industrial Technologies	1,832	9,622
SGK Brand Solutions	12,292	12,893
Corporate and Non-Operating	(10,713)	(13,733)
Total Adjusted EBITDA (1)	$40,023	$45,482
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Sales for the three months ended December 31, 2024 were $401.8 million, compared to $450.0 million for the three months ended December 31, 2023.  The decrease in fiscal 2025 sales primarily reflected lower sales in the Industrial Technologies and Memorialization segments. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $1.2 million on fiscal 2025 sales compared to the prior year.

Memorialization segment sales for the first three months of fiscal 2025 were $190.5 million, compared to $208.1 million for the first three months of fiscal 2024. The sales decrease principally reflected lower unit sales of caskets, granite memorial products, and cremation equipment, primarily reflecting a decline in U.S. death rates. These declines were partially offset by improved price realization. Industrial Technologies segment sales were $80.5 million for the first three months of fiscal 2025, compared to $111.4 million for the first three months of fiscal 2024. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market) and reduced sales of warehouse automation solutions. The decrease also reflected lower sales of R+S automotive engineering solutions, as the Company has discontinued these product offerings. Fiscal 2025 sales for the Industrial Technologies segment were impacted by slower market conditions for the warehouse automation business, and customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had an unfavorable impact of $396,000 on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first three months of fiscal 2025 were $130.8 million, compared to $130.5 million for the first three months of fiscal 2024. The increase in sales reflected higher sales of cylinder (packaging) products in Europe, higher brand sales in the Asia-Pacific region, increased private-label brand sales, and improved price realization to mitigate inflationary cost increases. These increases were partially offset by lower retail-based sales, lower brand sales in Europe, and the impact of unfavorable changes in foreign exchange rates. Changes in foreign currency exchange rates had an unfavorable impact of $700,000 on the segment's sales compared to the prior year.

Gross profit for the three months ended December 31, 2024 was $125.7 million, compared to $132.4 million for the same period a year ago. Consolidated gross profit as a percent of sales was 31.3% and 29.4% for the first three months of fiscal 2025 and fiscal 2024, respectively. The decrease in gross profit reflected the impact of lower sales, lower margins on engineered products, and higher labor costs. These decreases were partially offset by improved margins on cremation equipment, and benefits from the realization of productivity improvements and other cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $1.1 million and $3.9 million for the three months ended December 31, 2024 and 2023, respectively.

Selling and administrative expenses for the three months ended December 31, 2024 were $111.4 million, compared to $113.1 million for the first three months of fiscal 2024.  Consolidated selling and administrative expenses, as a percent of sales, were 27.7% for the three months ended December 31, 2024, compared to 25.1% for the same period last year. Selling and administrative expenses in fiscal 2025 reflected higher compensation costs, offset by benefits from ongoing cost-reduction initiatives. Fiscal 2025 selling and administrative expenses included $8.7 million of net gains on the sales of certain significant property and other assets. Selling and administrative expenses included legal costs related to an ongoing dispute in the Company's energy storage business totaling $6.9 million in fiscal 2025 and $2.4 million in fiscal 2024 (see Legal Matter below). Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $4.3 million in fiscal 2025, compared to $2.2 million in fiscal 2024. Intangible amortization for the three months ended December 31, 2024 was $8.6 million, compared to $9.8 million for the three months ended December 31, 2023.

Adjusted EBITDA was $40.0 million for the three months ended December 31, 2024 and $45.5 million for the three months ended December 31, 2023. Memorialization segment adjusted EBITDA was $36.6 million for the first three months of fiscal 2025 compared to $36.7 million for the first three months of fiscal 2024. The decrease in segment adjusted EBITDA reflected the impact of lower unit sales, and higher labor costs. These decreases were partially offset by the impact of improved price realization, higher margins on cremation equipment, and benefits from productivity initiatives. Adjusted EBITDA for the Industrial Technologies segment was $1.8 million for the three months ended December 31, 2024 compared to $9.6 million for the three months ended December 31, 2023. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales and lower margins on engineered products. These decreases were partially offset by benefits from cost-reduction initiatives and lower performance-based compensation compared to fiscal 2024. Adjusted EBITDA for the SGK Brand Solutions segment was $12.3 million for the first three months of fiscal 2025 compared to $12.9 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected the impact of higher labor costs, partially offset by the impact of improved price realization and benefits from cost-reduction initiatives.

Interest expense for the first three months of fiscal 2025 was $15.7 million, compared to $11.6 million for the same period last year. The increase in interest expense reflected higher average interest rates, partially offset by a decrease in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the three months ended December 31, 2024 represented an

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

increase in pre-tax income of $4.2 million, compared to a decrease in pre-tax income of $880,000 for the same period last year. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2025 represented a benefit of $2.4 million, compared to a benefit of $726,000 for the first three months of fiscal 2024. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2025 compared to the same period for fiscal 2024 resulted from an increase in consolidated pre-tax loss in fiscal 2025 compared to fiscal 2024, as well as a discrete net tax benefit related to adjustments in tax reserves resulting from the progression of foreign tax audits. The Company’s fiscal 2025 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits. The Company’s fiscal 2024 three-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, and a net discrete tax benefit.

Legal Matter

Refer to Note 16, "Legal Matter" in Item 1 - "Financial Statements" for details related to an ongoing dispute with Tesla.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, ERP system integration costs, strategic initiatives and other charges (which includes non-recurring charges related to certain commercial and operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, ERP system integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and divestiture and ERP system integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2024	2023
	(Dollar amounts in thousands)
Net loss	$(3,472)	$(2,303)
Income tax benefit	(2,358)	(726)
Loss before income taxes	(5,830)	(3,029)
Interest expense, including RPA and factoring financing fees (1)	16,854	12,751
Depreciation and amortization *	22,504	23,523
Acquisition and divestiture related items (2)**	577	1,237
Strategic initiatives and other items (3)**†	615	5,920
Highly inflationary accounting losses (primarily non-cash) (4)	191	320
Stock-based compensation	4,979	4,651
Non-service pension and postretirement expense (5)	133	109
Total Adjusted EBITDA	$40,023	$45,482

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1.2 million for each of the three months ended December 31, 2024 and 2023.
(2) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $6.9 million and $2.4 million for the three months ended December 31, 2024 and 2023, respectively (see Note 16, "Legal Matter" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 includes $8.7 million of net gains on the sales of certain significant property and other assets. Fiscal 2025 also includes loss recoveries totaling $1.2 million which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $7.2 million and $6.4 million for the Memorialization segment, $5.7 million and $6.4 million for the Industrial Technologies segment, $8.9 million and $9.6 million for the SGK Brand Solutions segment, and $768,000 and $1.2 million for Corporate and Non-Operating, for the three months ended December 31, 2024 and 2023, respectively.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other items were $1.3 million and $60,000 for the Memorialization segment, $4.1 million and $5.4 million for the Industrial Technologies segment, $714,000 and $863,000 for the SGK Brand Solutions segment, and income of $4.9 million and charges of $867,000 for Corporate and Non-Operating, for the three months ended December 31, 2024 and 2023, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee terminations) totaling $313,000 and $2.0 million for the three months ended December 31, 2024 and 2023, respectively. Fiscal 2025 amounts totaling charges of $601,000 and income of $288,000 for the three months ended December 31, 2024 were presented in cost of sales and administrative expense, respectively. Fiscal 2024 amounts totaling charges of $1.9 million, income of $256,000 and charges of $315,000 for the three months ended December 31, 2023 were presented in cost of sales, selling expense, and administrative expense, respectively. Accrued severance and other termination benefits totaled $23.6 million and $42.2 million as of December 31, 2024 and September 30, 2024, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $25.0 million for the first three months of fiscal 2025, compared to $27.3 million for the first three months of fiscal 2024. Operating cash flow for both periods principally included net loss adjusted for depreciation and amortization, stock-based compensation expense, non-cash pension expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items decreased operating cash flow by $39.2 million and $51.6 million in fiscal 2025 and fiscal 2024, respectively. The fiscal 2025 change in working capital principally reflected incentive compensation-related payments, payments of severance and other employee termination benefits, lower accounts receivable and trade accounts payable, changes in contract assets and liabilities related to products and services provided to customers over time, and changes in other accounts.

Cash provided by investing activities was $1.4 million for the three months ended December 31, 2024, compared to cash used in investing activities of $14.2 million for the three months ended December 31, 2023.  Investing activities for the first three months of fiscal 2025 primarily reflected capital expenditures of $9.5 million, acquisitions, net of cash acquired, of $2.2 million, and proceeds from sale of assets of $13.2 million.  Investing activities for the first three months of fiscal 2024 primarily reflected capital expenditures of $14.1 million.

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

Cash provided by financing activities for the three months ended December 31, 2024 was $18.4 million, primarily reflecting proceeds, net of repayments, on long-term debt of $31.9 million, treasury stock purchases of $4.3 million, and dividends of $9.2 million. Cash provided by financing activities for the three months ended December 31, 2023 was $36.1 million, primarily reflecting proceeds, net of repayments, on long-term debt of $62.6 million, treasury stock purchases of $17.2 million and dividends of $9.3 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at December 31, 2024) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $4.7 million and $5.0 million at December 31, 2024 and September 30, 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2024 and September 30, 2024 were $481.0 million and $410.5 million, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at December 31, 2024. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33.5 million). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at December 31, 2024 and 2023 was 5.17% and 5.32%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2025. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $5.2 million at December 31, 2024 and September 30, 2024.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $125.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA matures in March 2026.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2024 and September 30, 2024, the amount sold to the Purchasers was $100.7 million and $96.3 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $66.3 million and $58.2 million as of December 31, 2024 and September 30, 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
	(Dollar amounts in thousands)
Gross receivables sold	$89,486	$92,809
Cash collections reinvested	(85,086)	(92,709)
Net cash proceeds received	$4,400	$100

The Company, through its U.K. subsidiary, participates in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $21.4 million and $17.1 million during the three months ended December 31, 2024 and 2023, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of December 31, 2024 and September 30, 2024, the amount of factored receivables that remained outstanding was $17.1 million and $15.7 million, respectively.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $3.0 million at December 31, 2024 and September 30, 2024.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €8.0 million ($8.3 million). The facility also provides €18.5 million ($19.2 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €3.0 million ($3.1 million) at December 31, 2024. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 5.10% and 6.11% at December 31, 2024 and 2023, respectively.

Other borrowings totaled $7.9 million and $15.6 million at December 31, 2024 and September 30, 2024, respectively. The weighted-average interest rate on these borrowings was 2.33% and 4.20% at December 31, 2024 and 2023, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2024	September 30, 2024
	(Dollar amounts in thousands)
Notional amount	$175,000	$175,000
Weighted-average maturity period (years)	2.9	3.2
Weighted-average received rate	4.33%	4.85%
Weighted-average pay rate	3.83%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $1.1 million ($844,000 after tax) at December 31, 2024 and a net unrealized loss of $2.6 million ($1.9 million after tax) at September 30, 2024, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $3.1 million ($2.3 million after tax) and $3.8 million ($2.9 million after tax) related to previously terminated LIBOR-based swaps were also included in AOCI as of December 31, 2024 and September 30, 2024, respectively. Assuming market rates remain constant with the rates at December 31, 2024, a gain (net of tax) of approximately $1.6 million included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	December 31, 2024	September 30, 2024	December 31, 2024		September 30, 2024
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(1,423)		$(5,440)
USD/SEK	June 2025	20,000	20,000	1,110		(468)
USD/SGD	August 2026	20,000	20,000	988		(441)
USD/EUR	August 2026	25,000	25,000	1,879		(30)
		$146,392	$146,392	$2,554	(1)	$(6,379)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $863 and $2,156 as of December 31, 2024 and September 30, 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Such amounts totaled $58.4 million, of which $17.4 million and $41.0 million were included in other current liabilities and other liabilities, respectively, on the Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company previously used certain foreign currency debt instruments as net investment hedges of foreign operations with a notional amount of €30.0 million ($33.5 million) as of September 30, 2024. Currency losses of $3.8 million (net of income taxes of $1.1 million), which represent effective hedges of net investments, were reported as a component of AOCI within currency translation adjustment at September 30, 2024.

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 440,220 shares remain available for repurchase as of December 31, 2024. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2025.

Consolidated working capital of the Company was $227.6 million at December 31, 2024, compared to $197.8 million at September 30, 2024.  Cash and cash equivalents were $33.5 million at December 31, 2024, compared to $40.8 million at September 30, 2024.  The Company's current ratio was 1.6 at December 31, 2024 and 1.5 at September 30, 2024, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at December 31, 2024, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2025 Remainder	2026 to 2027	2028 to 2029	After 2029
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$484,083	$—	$3,114	$480,969	$—
2027 Senior Secured Notes	372,425	12,938	51,750	307,737	—
Finance lease obligations (1)	24,737	5,484	13,389	4,805	1,059
Non-cancelable operating leases (1)	69,635	19,258	33,529	11,218	5,630
Cross-currency swaps	55,015	15,931	39,084	—	—
Other (2)	53,008	34,018	9,901	2,419	6,670
Total contractual cash obligations	$1,058,903	$87,629	$150,767	$807,148	$13,359
(1) Lease obligations have not been discounted to their present value.
(2) Includes $23,637 of severance and other employee termination benefit obligations, as well as $15,433 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of December 31, 2024, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $1.9 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

ACQUISITIONS AND DIVESTITURES:

Refer to Note 14, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further details on the Company's acquisitions and divestitures.

SUBSEQUENT EVENTS:

Refer to Note 17, "Subsequent Events" in Item 1 - "Financial Statements" for further details on the Company's subsequent events.

FORWARD-LOOKING INFORMATION:

Management routinely develops and reviews with the Company’s Board of Directors strategic plans with the primary objective of continuous improvement in the Company’s consolidated sales and operating results, with a view towards enterprise-level strategic transactions. Strategic plans are developed at the business segment level and generally contain strategies for organic growth and acquisitions. Organic growth primarily reflects the Company’s internal efforts to grow its businesses including commercial activities, cost structure and productivity improvements, new product development, and the expansion into new markets with existing products. Growth through acquisitions reflects the benefits from acquired businesses and also includes related integration activities to achieve commercial and cost synergy benefits. Additionally, the Company initiated cost reduction programs during the fourth quarter of fiscal 2024, which are primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions.

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. Sales within this segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. For the SGK Brand Solutions segment, the Company expects that sales growth will be influenced by global economic conditions, brand innovation, the level of marketing spending by the Company's clients, and government regulation. Due to the global footprint of the Company’s businesses, particularly the Industrial Technologies and SGK Brand Solutions segments, currency fluctuations can also be a significant factor on the Company’s U.S. dollar reported results.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2024 (January 1, 2024) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, and, therefore, no impairment charges were necessary at such time. The results of this review indicated that the estimated fair value of the Company's SGK Brand Solutions reporting unit exceeded the carrying value (expressed as a percentage of carrying value) by approximately 7%. The fair value for the reporting unit was determined using level 3 inputs (including estimates of revenue growth, EBITDA contribution and the discount rates) and a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology. If current projections are not achieved or specific valuation factors outside the Company's control (such as discount rates and continued economic and industry challenges) significantly change, additional goodwill write-downs may be necessary in future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended December 31, 2024. For additional information, see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results of any of these ordinary course legal proceedings, as presently positioned, will have a material adverse effect on Matthews' financial condition, results of operations or cash flows.

In addition to these ordinary course legal proceedings, the Company is involved in the following legal proceedings.

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the DTSA and the CUTSA, breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims vaguely stated in the complaint are without merit and intends to vigorously defend itself against the allegations in the arbitration. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla in that arbitration. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company does not expect this matter will have a material adverse effect on Matthews' financial condition, results of operations or cash flows. Sales relating to dry battery electrode solutions were approximately 6% of the Company's sales for fiscal 2024. For a discussion of the risks to the Company associated with this matter, see Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 - "Risk Factors - Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation."

On February 5, 2025, an arbitrator issued a decision on an arbitration demand filed by Matthews against Tesla in January 2024 seeking a declaratory ruling on certain contractual rights to Dry Battery Electrode (“DBE”) technology, know-how, and intellectual property under the terms and conditions of the agreement between Tesla and Matthews. This ruling acknowledged Matthews’ extensive background in advanced DBE manufacturing technology and affirmed that the Company has the right to sell its solutions to customers other than Tesla. The interim award issued by the arbitrator is subject to confirmation and a limited right of appeal.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, in addition to the other information set forth in this report, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 440,220 shares remain available for repurchase as of December 31, 2024.

Part II - Other Information, Continued
The following table shows the monthly stock repurchase activity for the first quarter of fiscal 2025:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2024	—	$—	—	611,321
November 2024	144,924	24.36	144,924	466,397
December 2024	26,177	28.44	26,177	440,220
Total	171,101	$24.98	171,101

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	2.1	Contribution Agreement dated as of January 7, 2025, by and among Matthews International Corporation, Logo Holdings II Corporation, and Peninsula Parent LLC	Exhibit Number 2.1 to the Current Report on Form 8-K filed on January 8, 2025
	3.1	Restated Articles of Incorporation	Filed herewith
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	February 7, 2025	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	February 7, 2025	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Secretary