Form 10-Q
period 2025-03-31
MATTHEWS INTERNATIONAL CORP
filed 2025-04-30
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
Yes ☐ No ☒

As of March 31, 2025, shares of common stock outstanding were: Class A Common Stock 31,008,623 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$40,246	$40,816
Accounts receivable, net	146,135	205,984
Inventories, net	205,241	237,888
Contract assets	84,527	92,969
Other current assets	53,702	54,886
Current assets held-for-sale	124,562	—
Total current assets	654,413	632,543

Investments	22,275	23,076
Property, plant and equipment, net	222,365	279,499
Operating lease right-of-use assets	50,279	60,499
Deferred income taxes	7,830	6,548
Goodwill	473,119	697,123
Other intangible assets, net	86,775	126,026
Other non-current assets	6,739	9,576
Non-current assets held-for-sale	303,448	—

Total assets	$1,827,243	$1,834,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited), continued
(Dollar amounts in thousands)

	March 31, 2025		September 30, 2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current maturities		$6,357		$6,853
Current portion of operating lease liabilities		17,372		22,617
Trade accounts payable		107,801		108,362
Accrued rebates		18,146		23,766
Accrued compensation		39,947		88,781
Accrued income taxes		4,612		7,522
Contract liabilities		11,125		28,723
Other current liabilities		135,526		148,151
Current liabilities held-for-sale		70,393		—
Total current liabilities		411,279		434,775

Long-term debt		815,823		769,614
Operating lease liabilities		34,455		40,073
Deferred income taxes		29,841		45,688
Other non-current liabilities		95,634		107,534
Non-current liabilities held-for-sale		31,971		—
Total liabilities		1,419,003		1,397,684

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	148,922		159,497
Retained earnings	593,958		623,063
Accumulated other comprehensive loss	(175,174)		(168,742)
Treasury stock, at cost	(195,848)		(212,994)
Total shareholders' equity-Matthews		408,192		437,158
Noncontrolling interests		48		48
Total shareholders' equity		408,240		437,206

Total liabilities and shareholders' equity		$1,827,243		$1,834,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Sales	$427,629	$471,223	$829,471	$921,209
Cost of sales	(283,517)	(323,041)	(559,667)	(640,674)

Gross profit	144,112	148,182	269,804	280,535

Selling expense	(36,972)	(36,004)	(71,829)	(70,448)
Administrative expense	(96,912)	(81,891)	(173,465)	(160,578)
Intangible amortization	(4,280)	(8,959)	(12,888)	(18,754)

Operating profit	5,948	21,328	11,622	30,755

Interest expense	(15,865)	(12,545)	(31,547)	(24,121)
Other income (deductions), net	(1,727)	(878)	2,451	(1,758)

(Loss) income before income taxes	(11,644)	7,905	(17,474)	4,876

Income tax benefit	2,728	1,122	5,086	1,848

Net (loss) income	(8,916)	9,027	(12,388)	6,724

Net loss attributable to noncontrolling interests	—	—	—	—

Net (loss) income attributable to Matthews shareholders	$(8,916)	$9,027	$(12,388)	$6,724

(Loss) earnings per share attributable to Matthews shareholders:
Basic	$(0.29)	$0.29	$(0.40)	$0.22

Diluted	$(0.29)	$0.29	$(0.40)	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2025	2024	2025	2024	2025	2024

Net (loss) income:	$(8,916)	$9,027	$—	$—	$(8,916)	$9,027
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	8,352	(6,026)	—	—	8,352	(6,026)
Pension plans and other postretirement benefits	(69)	(282)	—	—	(69)	(282)
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(1,778)	1,983	—	—	(1,778)	1,983
Net amount reclassified to earnings	(188)	(499)	—	—	(188)	(499)
Net change in unrecognized (loss) gain on cash flow hedges	(1,966)	1,484	—	—	(1,966)	1,484
OCI, net of tax	6,317	(4,824)	—	—	6,317	(4,824)
Comprehensive (loss) income	$(2,599)	$4,203	$—	$—	$(2,599)	$4,203

	Six Months Ended March 31,
	Matthews		Noncontrolling Interest		Total
	2025	2024	2025	2024	2025	2024

Net (loss) income:	$(12,388)	$6,724	$—	$—	$(12,388)	$6,724
OCI, net of tax:
Foreign currency translation adjustment	(6,259)	5,659	—	22	(6,259)	5,681
Pension plans and other postretirement benefits	(422)	(362)	—	—	(422)	(362)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	787	(2,406)	—	—	787	(2,406)
Net amount reclassified to earnings	(538)	(991)	—	—	(538)	(991)
Net change in unrecognized gain (loss) on cash flow hedges	249	(3,397)	—	—	249	(3,397)
OCI, net of tax	(6,432)	1,900	—	22	(6,432)	1,922
Comprehensive (loss) income	$(18,820)	$8,624	$—	$22	$(18,820)	$8,646
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2025 and 2024 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2024	$36,334	$159,497	$623,063	$(168,742)	$(212,994)	$48	$437,206
Net loss	—	—	(3,472)	—	—	—	(3,472)
Minimum pension liability	—	—	—	(353)	—	—	(353)
Translation adjustment	—	—	—	(14,611)	—	—	(14,611)
Fair value of cash flow hedges	—	—	—	2,215	—	—	2,215
Total comprehensive loss							(16,221)
Stock-based compensation	—	4,979	—	—	—	—	4,979
Purchase of 171,101 shares of treasury stock	—	—	—	—	(4,275)	—	(4,275)
Issuance of 537,295 shares of treasury stock	—	(19,888)	—	—	19,888	—	—
Dividends	—	—	(8,233)	—	—	—	(8,233)
Balance, December 31, 2024	$36,334	$144,588	$611,358	$(181,491)	$(197,381)	$48	$413,456
Net loss	—	—	(8,916)	—	—	—	(8,916)
Minimum pension liability	—	—	—	(69)	—	—	(69)
Translation adjustment	—	—	—	8,352	—	—	8,352
Fair value of cash flow hedges	—	—	—	(1,966)	—	—	(1,966)
Total comprehensive loss							(2,599)
Stock-based compensation	—	6,018	—	—	—	—	6,018
Purchase of 5,866 shares of treasury stock	—	—	—	—	(151)	—	(151)
Issuance of 45,803 shares of treasury stock	—	(1,684)	—	—	1,684	—	—
Dividends	—	—	(8,484)	—	—	—	(8,484)
Balance, March 31, 2025	$36,334	$148,922	$593,958	$(175,174)	$(195,848)	$48	$408,240

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and six months ended March 31, 2025 and 2024 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(12,388)	$6,724
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	40,735	46,784
Stock-based compensation expense	10,997	8,978
Deferred tax (benefit) expense	(6,402)	29
Gain on sale of assets, net	(9,834)	(316)
Loss on divestiture	2,072	—
Changes in working capital items	(43,362)	(35,609)
Decrease in other non-current assets	10,614	11,724
Decrease in other non-current liabilities	(12,371)	(7,782)
Other operating activities, net	1,258	(691)

Net cash (used in) provided by operating activities	(18,681)	29,841

Cash flows from investing activities:
Capital expenditures	(18,271)	(24,033)
Acquisitions, net of cash acquired	(2,218)	(5,825)
Proceeds from sale of assets	14,608	376
Proceeds from divestiture	2,049	—
Other investing activities, net	(63)	(281)

Net cash used in investing activities	(3,895)	(29,763)

Cash flows from financing activities:
Proceeds from long-term debt	495,634	491,142
Payments on long-term debt	(445,416)	(449,509)
Purchases of treasury stock	(4,426)	(17,220)
Dividends	(17,047)	(16,691)
Proceeds from net investment hedge	14,990	—
Acquisition holdback and deferred purchase price payments	(10,184)	—
Payments of debt issuance costs	—	(4,704)

Net cash provided by financing activities	33,551	3,018

Effect of exchange rate changes on cash	(1,545)	300

Net change in cash and cash equivalents including balances classified as assets held-for-sale	9,430	3,396
Less: Net change in cash and cash equivalents classified as assets held-for-sale	(10,000)	—
Net change in cash and cash equivalents	(570)	3,396
Cash and cash equivalents at beginning of year	40,816	42,101
Cash and cash equivalents at end of period	$40,246	$45,497

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2025
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. SGK Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. See Note 15, "Acquisitions and Divestitures" for a description of certain anticipated transactions with respect to the SGK Brand Solutions business.

As of March 31, 2025, the Company had facilities in North America, Europe, Asia, Australia, and Central and South America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain assets and liabilities for the Company's SGK Brand Solutions business have been presented as held-for-sale on the Consolidated Balance Sheet as of March 31, 2025. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent.

Effective April 1, 2022, the Company has applied highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of March 31, 2025 and September 30, 2024, the Company had net monetary assets related to its Turkish subsidiaries of $6,497 and $5,327, respectively. Exchange losses related to highly inflationary accounting totaled $520 and $711 for the three and six months ended March 31, 2025, respectively, and $390 and $710 for the three and six months ended and March 31, 2024, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2025 and 2024 were as follows:

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$196,987	$212,053	$30,858	$32,817	$72,377	$63,152	$300,222	$308,022
Central and South America	—	—	—	—	1,516	1,308	1,516	1,308
Europe	6,091	7,907	48,717	81,579	50,330	52,731	105,138	142,217
Australia	2,542	2,196	—	—	2,238	2,153	4,780	4,349
Asia	—	—	1,260	1,740	14,713	13,587	15,973	15,327
Total Sales	$205,620	$222,156	$80,835	$116,136	$141,174	$132,931	$427,629	$471,223

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

	Memorialization		Industrial Technologies		SGK Brand Solutions		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$378,376	$409,218	$62,310	$65,956	$134,179	$125,872	$574,865	$601,046
Central and South America	—	—	—	—	2,638	2,562	2,638	2,562
Europe	11,957	15,878	96,386	158,355	99,817	102,863	208,160	277,096
Australia	5,773	5,131	—	—	4,605	4,324	10,378	9,455
Asia	—	—	2,672	3,199	30,758	27,851	33,430	31,050
Total Sales	$396,106	$430,227	$161,368	$227,510	$271,997	$263,472	$829,471	$921,209

Revenue recognized using the over time method accounted for approximately 13% and 18% of revenue for the three months ended March 31, 2025 and 2024, respectively and 13% and 19% of revenue for the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and September 30, 2024, the Company had net contract assets for projects recognized using the over time method totaling $73,402 and $64,246, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at March 31, 2025 and September 30, 2024 predominantly related to ongoing projects with the Company's largest energy storage customer.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2025				September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$570	$—	$570	$—	$—	$—	$—
Equity and fixed income mutual funds	—	850	—	850	—	839	—	839
Life insurance policies	—	5,115	—	5,115	—	5,493	—	5,493
Total assets at fair value	$—	$6,535	$—	$6,535	$—	$6,332	$—	$6,332

Liabilities:
Derivatives (1) (2)	$—	$77,237	$—	$77,237	$—	$69,573	$—	$69,573
Total liabilities at fair value	$—	$77,237	$—	$77,237	$—	$69,573	$—	$69,573
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at March 31, 2025 and September 30, 2024 reflect $73,422 and $58,432 of partial advance payments received from the counterparties to certain cross-currency swaps, respectively. See Note 8, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value at March 31, 2025 and September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 5.   Inventories

Inventories consisted of the following:

	March 31, 2025	September 30, 2024
Raw materials	$57,342	$61,333
Work in process	75,935	96,488
Finished goods	71,964	80,067
	$205,241	$237,888

Note 6.     Investments

Non-current investments consisted of the following:

	March 31, 2025	September 30, 2024
Equity and fixed income mutual funds	$850	$839
Life insurance policies	5,115	5,493
Equity-method investments	—	349
Other (primarily cost-method) investments	16,310	16,395
	$22,275	$23,076

During the first quarter of fiscal 2025, the Company completed the disposal of its investment in Liquid X Printed Metals Inc. (“Liquid X”), a private company specializing in ink technologies. The Company's investment in Liquid X was previously written-down in fiscal 2024, and had a net carrying value of zero at the time of the disposal transaction. The President and CEO of Liquid X is a former executive officer of the Company and a former member of Matthews' Board of Directors.

Note 7.   Debt and Financing Arrangements

Long-term debt at March 31, 2025 and September 30, 2024 consisted of the following:

	March 31, 2025	September 30, 2024
Revolving credit facilities	$498,912	$444,011
2027 Senior Secured Notes	295,196	294,751
Other borrowings	6,495	15,602
Finance lease obligations	21,577	22,103
Total debt	822,180	776,467
Less current maturities	(6,357)	(6,853)
Long-term debt	$815,823	$769,614

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at March 31, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $4,427 and $4,961 at March 31, 2025 and September 30, 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2025 and September 30, 2024 were $495,000 and $410,527, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2025. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33,485). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2025 and 2024 was 4.29% and 4.89%, respectively.

The Company has $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2025. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $4,804 and $5,249 at March 31, 2025 and September 30, 2024, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2025 and September 30, 2024, the amount sold to the Purchasers was $99,100 and $96,300, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $67,807 and $58,183 as of March 31, 2025 and September 30, 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Gross receivables sold	$167,708	$194,116
Cash collections reinvested	(164,908)	(186,016)
Net cash proceeds received	$2,800	$8,100

The Company, through its U.K. subsidiary, participates in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $38,789 and $34,993 during the six months ended March 31, 2025 and 2024, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of March 31, 2025 and September 30, 2024, the amount of factored receivables that remained outstanding was $16,215 and $15,665, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4,081 and $3,014 at March 31, 2025 and September 30, 2024, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €8.0 million ($8,658). The facility also provides €18.5 million ($20,021) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €3.6 million ($3,912) at March 31, 2025. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 4.60% and 6.11% at March 31, 2025 and 2024, respectively.

Other borrowings totaled $6,495 and $15,602 at March 31, 2025 and September 30, 2024, respectively. The weighted-average interest rate on all other borrowings was 2.16% and 2.55% at March 31, 2025 and 2024, respectively.

As of March 31, 2025 and September 30, 2024, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the three months ended March 31, 2025, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of March 31, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Note 8.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At March 31, 2025 and September 30, 2024, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	March 31, 2025		September 30, 2024
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$190	$—	$—	$—
Long-term assets:
Other non-current assets	380	—	—	—
Current liabilities:
Other current liabilities	(511)	(32,645)	(863)	(18,042)
Long-term liabilities:
Other non-current liabilities	(824)	(43,257)	(1,743)	(48,925)
Total derivatives(1)	$(765)	$(75,902)	$(2,606)	$(66,967)
(1) Cross-currency swap amounts at March 31, 2025 and September 30, 2024 reflect $73,422 and $58,432 of partial advanced payments received from the counterparties to certain swap contracts, respectively (see below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Activities (continued)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2025	September 30, 2024
Notional amount	$225,000	$175,000
Weighted-average maturity period (years)	3.2	3.2
Weighted-average received rate	4.32%	4.85%
Weighted-average pay rate	3.80%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $765 ($571 after tax) and $2,606 ($1,948 after tax) at March 31, 2025 and September 30, 2024, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $2,341 ($1,746 after tax) and $3,848 ($2,874 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of March 31, 2025 and September 30, 2024, respectively. Assuming market rates remain constant with the rates at March 31, 2025, a gain (net of tax) of approximately $755 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	March 31, 2025	September 30, 2024	March 31, 2025		September 30, 2024
USD/EUR	September 2027	$81,392	$81,392	$(4,019)		$(5,440)
USD/SEK	June 2025	20,000	20,000	(137)		(468)
USD/SGD	August 2026	20,000	20,000	959		(441)
USD/EUR	August 2026	25,000	25,000	1,379		(30)
USD/CAD	May 2025	25,000	—	(41)		—
		$171,392	$146,392	$(1,859)	(1)	$(6,379)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $621 and $2,156 as of March 31, 2025 and September 30, 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Advance payment amounts totaled $73,422 at March 31, 2025, of which $32,406 and $41,016 were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively. Advance payment amounts totaled $58,432 at September 30, 2024, of which $17,416 and $41,016 were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9. Restructuring

During the fourth quarter of fiscal 2024, the Company initiated restructuring programs focused primarily on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. Total estimated restructuring costs for these programs are currently expected to be approximately $42,000, of which $39,500 relates to severance and employee termination benefits, and $2,500 relates to other exit and disposal activities. These restructuring activities are expected to be completed by fiscal 2026.

The following table sets forth amounts recognized by the Company in connection with its restructuring programs:

Restructuring amounts by line item in the Statement of Income (a)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cost of sales	$3,013	$(475)	$2,315	$(2,377)
Selling expense	(44)	(31)	(53)	225
Administrative expense	(498)	(316)	(957)	(631)
Income (loss) before income taxes	$2,471	$(822)	$1,305	$(2,783)
(a) Positive amounts represent income and negative amounts represent expense.

The costs associated with the Company's restructuring programs principally relate to severance and employee termination benefits. The following table provides a summary of the severance and employee termination restructuring activities for the six-month period ended March 31, 2025.

	Severance and Employee Termination Restructuring Activities
	Memorialization	Industrial Technologies	SGK Brand Solutions	Corporate/Non-Operating	Consolidated
Liability at September 30, 2024	$181	$35,368	$1,247	$4,226	$41,022
Amounts charged (credited) to expense	—	(2,821)	473	(150)	(2,498)
Net cash payments	(147)	(26,791)	(553)	(3,540)	(31,031)
Other adjustments(1)	—	405	(156)	(175)	74
Reclassified to current liabilities held-for-sale	—	—	(1,011)	—	(1,011)
Liability at March 31, 2025	$34	$6,161	$—	$361	$6,556

Cumulative severance and employee termination costs incurred to date(2)	$181	$32,789	$1,563	$4,803	$39,336
(1) Other adjustments primarily reflects reclassifications of certain balance sheet amounts.
(2) Substantially all estimated severance and employee termination costs related to the restructuring programs have been recognized as of March 31, 2025.

The severance and employee termination liability is included in accrued compensation in the accompanying Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the second amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the second amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting. At March 31, 2025, 1,734,834 shares have been issued under the 2017 Equity Incentive Plan. 1,517,963 time-based RSUs, 1,961,834 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,818,068 of these share-based awards are outstanding as of March 31, 2025.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended March 31, 2025 and 2024, stock-based compensation cost totaled $6,018 and $4,327, respectively. For the six-month periods ended March 31, 2025 and 2024, stock-based compensation cost totaled $10,997 and $8,978, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,520 and $1,093 for the three-month periods ended March 31, 2025 and 2024, respectively, and $2,338 and $1,778 for the six-month periods ended March 31, 2025 and 2024, respectively.

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

The transactions for RSUs for the six months ended March 31, 2025 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2024	1,707,349	$33.59
Granted	668,700	25.53
Vested	(438,741)	37.38
Expired or forfeited	(119,240)	38.00
Non-vested at March 31, 2025	1,818,068	$29.42

As of March 31, 2025, the total unrecognized compensation cost related to all unvested stock-based awards was $28,080 and is expected to be recognized over a weighted average period of 2.1 years.

The fair value of certain stock-based awards that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted during the six-month period ended March 31, 2025.

Six Months Ended March 31, 2025
Expected volatility	31.8%
Dividend yield	3.4%
Average risk-free interest rate	4.2%
Average expected term (years)	3.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Share-Based Payments (continued)

The risk-free interest rate is based on United States Treasury yields at the date of grant. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the six months ended March 31, 2025 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2025, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2025 paid to the non-employee Chairman of the Board under the Amended and Restated 2019 Director Fee Plan is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other non-current liabilities.  A total of 56,067 shares and share units had been deferred under the Director Fee Plans as of March 31, 2025.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2025.  As of March 31, 2025, 439,740 restricted shares and RSUs have been granted under the Director Fee Plans, 266,511 of which were issued under the 2019 Director Fee Plan.  98,945 RSUs are unvested at March 31, 2025 under the Director Fee Plans.

Note 11.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net (loss) income attributable to Matthews shareholders	$(8,916)	$9,027	$(12,388)	$6,724
Weighted-average shares outstanding (in thousands):
Basic shares	31,192	30,926	31,113	30,921
Effect of dilutive securities	—	293	—	292
Diluted shares	31,192	31,219	31,113	31,213

Dividends declared per common share	$0.25	$0.24	$0.50	$0.48

During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2025 and 2024 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2024	$4,602		$(189,234)	$3,141		$(181,491)
OCI before reclassification	100		8,580	(1,778)		6,902
Amounts reclassified from AOCI	(169)	(a)	(228)	(188)	(b)	(585)
Net current-period OCI	(69)		8,352	(1,966)		6,317
Balance, March 31, 2025	$4,533		$(180,882)	$1,175		$(175,174)
Attributable to noncontrolling interest:
Balance, December 31, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, March 31, 2025	$—		$289	$—		$289

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2023	$6,680		$(178,511)	$4,151		$(167,680)
OCI before reclassification	(72)		(5,779)	1,983		(3,868)
Amounts reclassified from AOCI	(210)	(a)	(247)	(499)	(b)	(956)
Net current-period OCI	(282)		(6,026)	1,484		(4,824)
Balance, March 31, 2024	$6,398		$(184,537)	$5,635		$(172,504)
Attributable to noncontrolling interest:
Balance, December 31, 2023	$—		$288	$—		$288
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, March 31, 2024	$—		$288	$—		$288
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2025 and 2024 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	(82)		(12,607)	787		(11,902)
Amounts reclassified from AOCI	(340)	(a)	6,348	(538)	(b)	5,470
Net current-period OCI	(422)		(6,259)	249		(6,432)
Balance, March 31, 2025	$4,533		$(180,882)	$1,175		$(175,174)
Attributable to noncontrolling interest:
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, March 31, 2025	$—		$289	$—		$289

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	59		6,102	(2,406)		3,755
Amounts reclassified from AOCI	(421)	(a)	(443)	(991)	(b)	(1,855)
Net current-period OCI	(362)		5,659	(3,397)		1,900
Balance, March 31, 2024	$6,398		$(184,537)	$5,635		$(172,504)
Attributable to noncontrolling interest:
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		22	—		22
Net current-period OCI	—		22	—		22
Balance, March 31, 2024	$—		$288	$—		$288
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and six-month periods ended March 31, 2025 and 2024 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025	Affected line item in the Financial Statements

Postretirement benefit plans
Prior service credit (a)	$89	$180
Actuarial losses	137	274	Other income (deductions), net
	226	454	Income before income tax (b)
	(57)	(114)	Income taxes
	$169	$340	Net income
Derivatives
Cash flow hedges	$252	$720	Interest expense
Net investment hedges	301	656	Interest expense
	553	1,376	Income before income tax (b)
	(137)	(342)	Income taxes
	$416	$1,034	Net income
Other
Divestitures	$—	$(6,844)	Other current liabilities (c)

Details about AOCI Components	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$182
Actuarial losses	190	381	Other income (deductions), net
	281	563	Income before income tax (b)
	(71)	(142)	Income taxes
	$210	$421	Net income
Derivatives
Cash flow hedges	$668	$1,327	Interest expense
Net investment hedges	327	586	Interest expense
	995	1,913	Income before income tax (b)
	(249)	(479)	Income taxes
	$746	$1,434	Net income

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in cost of goods sold and selling and administrative expenses.
(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.
(c) Reflects the release of a reserve that was established for currency translation amounts related to certain net assets classified as held-for-sale as of September 30, 2024. See Note 15, "Acquisitions and Divestitures."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2025 represented a benefit of $5,086, compared to a benefit of $1,848 for the first six months of fiscal 2024. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2025 compared to the same period for fiscal 2024 resulted from a consolidated pre-tax loss in fiscal 2025 compared to consolidated pre-tax income in fiscal 2024. The Company’s fiscal 2025 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits. The Company’s fiscal 2024 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, non-tax benefited foreign losses, and a net discrete tax benefit.

The Company had unrecognized tax benefits (excluding penalties and interest) of $1,977 and $4,506 on March 31, 2025 and September 30, 2024, respectively, which would impact the annual effective rate at March 31, 2025 and September 30, 2024, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $346 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $230 and $588 at March 31, 2025 and September 30, 2024, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions. As of March 31, 2025, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019, 2022 and forward
United States – State	2020 and forward
Canada	2021 and forward
Germany	2019 and forward
United Kingdom	2023 and forward
Singapore	2020 and forward
Australia	2020 and forward

Note 14.   Segment Information

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. See Note 15, "Acquisitions and Divestitures" for a description of certain anticipated transactions with respect to the SGK Brand Solutions business.

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

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Sales:
Memorialization	$205,620	$222,156	$396,106	$430,227
Industrial Technologies	80,835	116,136	161,368	227,510
SGK Brand Solutions	141,174	132,931	271,997	263,472
Consolidated Sales	$427,629	$471,223	$829,471	$921,209

Adjusted EBITDA:
Memorialization	$45,038	$46,614	$81,650	$83,314
Industrial Technologies	6,042	10,028	7,874	19,650
SGK Brand Solutions	15,596	15,370	27,888	28,263
Corporate and Non-Operating	(15,262)	(15,212)	(25,975)	(28,945)
Total Adjusted EBITDA	$51,414	$56,800	$91,437	$102,282

Acquisition and divestiture related items (1)**	(15,773)	(2,062)	(16,350)	(3,299)
Strategic initiatives and other items (2)**†	(5,373)	(4,962)	(5,988)	(10,882)
Highly inflationary accounting losses (primarily non-cash) (3)	(520)	(390)	(711)	(710)
Stock-based compensation	(6,018)	(4,327)	(10,997)	(8,978)
Non-service pension and postretirement expense (4)	(133)	(110)	(266)	(219)
Depreciation and amortization *	(18,231)	(23,261)	(40,735)	(46,784)
Interest expense, including RPA and factoring financing fees (5)	(17,010)	(13,783)	(33,864)	(26,534)
(Loss) income before income taxes	(11,644)	7,905	(17,474)	4,876
Income tax benefit	2,728	1,122	5,086	1,848
Net (loss) income	$(8,916)	$9,027	$(12,388)	$6,724

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities and also includes a loss of $2,072 for the three and six months ended March 31, 2025 related to the divestiture of a business in the Industrial Technologies segment (See Note 15, "Acquisitions and Divestitures"). Fiscal 2025 also includes costs related to the pending sale of the Company's interest in the SGK Brand Solutions business which totaled $10,586 for the three months ended March 31, 2025 and $11,485 for the six months ended March 31, 2025.

(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, Inc. ("Tesla"), which totaled $1,757 and $2,602 for the three months ended March 31, 2025 and 2024, respectively, and $8,624 and $4,972 for the six months ended March 31, 2025 and 2024, respectively (see Note 17, "Legal Matter"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $4,538 for the three months ended March 31, 2025 and $4,902 for the six months ended March 31, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8,655 for the six months ended March 31, 2025. Fiscal 2025 also includes loss recoveries totaling $1,170 for the six months ended March 31, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1,145 and $1,238 for the three months ended March 31, 2025 and 2024, respectively, and $2,317 and $2,413 for the six months ended March 31, 2025 and 2024, respectively.

* Depreciation and amortization was $7,170 and $6,914 for the Memorialization segment, $5,644 and $5,571 for the Industrial Technologies segment, $4,718 and $9,669 for the SGK Brand Solutions segment, and $699 and $1,107 for Corporate and Non-Operating, for the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization was $14,372 and $13,327 for the Memorialization segment, $11,318 and $11,948 for the Industrial Technologies segment, $13,578 and $19,241 for the SGK Brand Solutions segment, and $1,467 and $2,268 for Corporate and Non-Operating, for the six months ended March 31, 2025 and 2024, respectively.
** Acquisition and divestiture costs, ERP system integration costs, and strategic initiatives and other charges were $2,410 and $1,037 for the Memorialization segment, $2,264 and $4,431 for the Industrial Technologies segment, $416 and $358 for the SGK Brand Solutions segment, and $16,056 and $1,198 for Corporate and Non-Operating, for the three months ended March 31, 2025 and 2024, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $3,713 and $1,097 for the Memorialization segment, $6,383 and $9,799 for the Industrial Technologies segment, $1,130 and $1,221 for the SGK Brand Solutions segment, and $11,112 and $2,064 for Corporate and Non-Operating, for the six months ended March 31, 2025 and 2024, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling $2,471 of income and $822 of expenses for the three months ended March 31, 2025 and 2024, respectively, and $1,305 of income and $2,783 of expenses for the six months ended March 31, 2025 and 2024, respectively. Refer to Note 9, "Restructuring" for further details.

Note 15. Acquisitions and Divestitures

Fiscal 2025:

In March 2025, the Company completed a small divestiture within the Industrial Technologies segment. Net proceeds from the divestiture totaled $2,049, and the transaction resulted in a pre-tax loss of $2,072, which was recorded as a component of administrative expense for the period ended March 31, 2025.

On January 7, 2025, the Company entered into a definitive contribution agreement (the "Contribution Agreement") under which it will sell its interest in the SGK Brand Solutions business to a newly formed entity created by affiliates of Southern Graphics, Inc. (the “New Entity”), which will combine the SGK Brand Solutions business with the Southern Graphics, Inc. business. Under the terms of the Contribution Agreement, at the closing of the proposed transactions, the Company will receive $250,000 in cash and $50,000 of preferred equity in the New Entity. In addition, at the closing of the proposed transactions, the Company will receive a 40% interest in the common equity of the New Entity. Trade receivables under the Company's RPA will not be contributed to the New Entity. The Company will also retain its European cylinders (packaging) business and other related investments following the closing of the proposed transactions. The proposed transactions are expected to be completed in the third quarter of fiscal 2025, subject to the satisfaction of customary closing conditions. The foregoing summary of the Contribution Agreement and the transactions contemplated thereby is incomplete and is qualified in its entirety to the complete text of the Contribution Agreement, which was filed as Exhibit 2.1 to that Current Report on Form 8-K with the SEC on January 8, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions and Divestitures (continued)

During the second quarter of fiscal 2025, the Company determined that the SGK Brand Solutions business met the criteria under U.S. GAAP to be classified as held-for-sale. Accordingly, the assets and liabilities for this business have been presented separately as current and non-current assets held-for-sale and current and non-current liabilities held-for-sale on the Consolidated Balance Sheet as of March 31, 2025.

The following table summarizes the carrying values of the SGK Brand Solutions business assets and liabilities classified as held-for-sale on the Consolidated Balance Sheet as of March 31, 2025.

March 31, 2025
Assets:
Cash and cash equivalents	$10,000
Accounts receivable, net	71,543
Inventories, net	31,030
Property, plant and equipment, net	40,216
Operating lease right-of-use assets	17,904
Goodwill	218,049
Other intangible assets, net	23,941
Other current and non-current assets held-for-sale	15,327
Total assets held-for-sale	428,010

Liabilities:
Current portion of operating lease liabilities	7,118
Trade accounts payable	25,020
Accrued compensation	11,805
Operating lease liabilities	11,537
Deferred income taxes	12,239
Other current and non-current liabilities held-for-sale	34,645
Total liabilities held-for-sale	102,364

Net assets held-for-sale	$325,646

Income before income taxes for the SGK Brand Solutions business classified as held-for-sale totaled $3,351 and $8,170 for the three and six months ended March 31, 2025, respectively, and $5,875 and $8,791 for the three and six months ended March 31, 2024, respectively.

In January 2025, the Company entered into an agreement for the acquisition of a Memorialization business for a purchase price of $57,000 in cash. The purchase price is subject to customary post-closing adjustments. The acquisition, which is subject to certain closing conditions, is expected to be completed mid-2025.

In October 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $2,218. The preliminary purchase price allocation was not finalized as of March 31, 2025 and remains subject to change as the Company obtains additional information related to working capital.

During the first quarter of fiscal 2025, the Company completed a small divestiture within the Memorialization segment. The net assets for this business were fully written-down in fiscal 2024 in anticipation of the disposal transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions and Divestitures (continued)

Fiscal 2024:

In January 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $5,825 (net of holdbacks and other adjustments, including working capital). The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2024, resulting in no significant adjustments.

Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	SGK Brand Solutions	Consolidated

Net goodwill at September 30, 2024	$373,144	$99,545	$224,434	$697,123
Additions during period	2,767	—	—	2,767
Translation and other adjustments	(1,873)	(464)	(6,385)	(8,722)
Reclassified to non-current assets held-for-sale	—	—	(218,049)	(218,049)
Net goodwill at March 31, 2025	$374,038	$99,081	$—	$473,119

The net goodwill balances at March 31, 2025 and September 30, 2024 included $45,673 and $277,913 of accumulated impairment losses, respectively. Accumulated impairment losses at March 31, 2025 were $5,000 and $40,673 for the Memorialization and Industrial Technologies segments, respectively. Accumulated impairment losses at September 30, 2024 were $5,000, $40,673 and $232,240 for the Memorialization, Industrial Technologies and SGK Brand Solutions segments, respectively.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2025 (January 1, 2025) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, and, therefore, no impairment charges were necessary at such time.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2025 and September 30, 2024, respectively.

	Carrying Amount	Accumulated Amortization	Net
March 31, 2025
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	25,662	(20,179)	5,483
Customer relationships	148,514	(100,317)	48,197
Copyrights/patents/other	16,080	(13,525)	2,555
	$220,796	$(134,021)	$86,775
September 30, 2024:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,598	(127,829)	23,769
Customer relationships	380,387	(311,621)	68,766
Copyrights/patents/other	19,166	(16,215)	2,951
	$581,691	$(455,665)	$126,026

The net change in intangible assets during the six months ended March 31, 2025 primarily included the impact of foreign currency fluctuations during the period and additional amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets (continued)

Amortization expense on intangible assets was $4,280 and $8,959 for the three-month periods ended March 31, 2025 and 2024, respectively. Amortization expense on intangible assets was $12,888 and $18,754 for the six-month periods ended March 31, 2025 and 2024, respectively. The fiscal 2025 decrease in intangible amortization primarily resulted from certain intangible assets within the SGK Brand Solutions segment reaching the end of their amortizable lives. Amortization expense is estimated to be $14,049 for the remainder of fiscal 2025, $10,453 in 2026, $9,509 in 2027, $7,505 in 2028 and $6,531 in 2029.

Note 17.   Legal Matter

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

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, the Company maintains the claims vaguely stated in the complaint filed on February 13, 2025 are also without merit and intends to vigorously defend itself against the allegations.

An estimate of the possible loss or range of loss related to both matters cannot be made at this time given the continued lack of specificity in the applicable pleadings and/or proceedings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, including statements regarding the anticipated timing and benefits of the proposed joint venture transaction, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include our ability to satisfy the conditions precedent to the consummation of the proposed joint venture transaction on the expected timeline or at all, our ability to achieve the anticipated benefits of the proposed joint venture transaction, changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, including changes in costs due to adjustments to tariffs or trade wars, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures, and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers, or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, the Company's plans and expectations with respect to its exploration, and contemplated execution, of various strategies with respect to its portfolio of businesses, the Company's plans and expectations with respect to its Board, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2024.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and SGK Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The SGK Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. See Note 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for a description of certain anticipated transactions with respect to the SGK Brand Solutions business.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2025 and 2024. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment. Net (loss) income was a loss of $8.9 million and income of $9.0 million for the three months ended March 31, 2025 and 2024, respectively, and a loss of $12.4 million and income of $6.7 million for the six months ended March 31, 2025 and 2024, respectively. Refer to "Non-GAAP Financial Measures" below for a reconciliation of net (loss) income to adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Sales:	(Dollar amounts in thousands)
Memorialization	$205,620	$222,156	$396,106	$430,227
Industrial Technologies	80,835	116,136	161,368	227,510
SGK Brand Solutions	141,174	132,931	271,997	263,472
Consolidated Sales	$427,629	$471,223	$829,471	$921,209

Adjusted EBITDA:
Memorialization	$45,038	$46,614	$81,650	$83,314
Industrial Technologies	6,042	10,028	7,874	19,650
SGK Brand Solutions	15,596	15,370	27,888	28,263
Corporate and Non-Operating	(15,262)	(15,212)	(25,975)	(28,945)
Total Adjusted EBITDA (1)	$51,414	$56,800	$91,437	$102,282
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Sales for the six months ended March 31, 2025 were $829.5 million, compared to $921.2 million for the six months ended March 31, 2024.  The decrease in fiscal 2025 sales reflected lower sales in the Industrial Technologies and Memorialization segments, and increased sales in the SGK Brand Solutions segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $5.7 million on fiscal 2025 sales compared to the prior year.
Memorialization segment sales for the first six months of fiscal 2025 were $396.1 million, compared to $430.2 million for the first six months of fiscal 2024. The sales decrease principally reflected lower unit sales of caskets, bronze and granite memorial products, and cremation equipment, primarily reflecting a decline in U.S. death rates. These declines were partially offset by improved price realization. Industrial Technologies segment sales were $161.4 million for the first six months of fiscal 2025, compared to $227.5 million for the first six months of fiscal 2024. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market and coating and converting equipment) and reduced sales of warehouse automation solutions. The decrease also reflected lower sales of R+S automotive engineering solutions, as the Company has discontinued these product offerings. Fiscal 2025 sales for the Industrial Technologies segment were impacted by slower market conditions for the warehouse automation business, and customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had an unfavorable impact of $1.9 million on the segment's sales compared to the prior year. In the SGK Brand Solutions segment, sales for the first six months of fiscal 2025 were $272.0 million, compared to $263.5 million for the first six months of fiscal 2024. The increase in sales reflected higher brand sales in the Asia-Pacific region, improved retail-based sales, increased private-label brand sales, and improved price realization to mitigate inflationary cost increases. These increases were partially offset by lower brand sales in Europe, lower sales of cylinder (packaging) products in Europe, and the impact of unfavorable changes in foreign exchange rates. Changes in foreign currency exchange rates had an unfavorable impact of $3.2 million on the segment's sales compared to the prior year.

Gross profit for the six months ended March 31, 2025 was $269.8 million, compared to $280.5 million for the same period a year ago. Consolidated gross profit as a percent of sales was 32.5% and 30.5% for the first six months of fiscal 2025 and fiscal 2024, respectively. The decrease in gross profit reflected the impact of lower sales, higher material and labor costs, and lower margins on engineered products. These decreases were partially offset by the impact of improved price realization, and benefits from the realization of productivity improvements and other cost-reduction initiatives. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $338,000 and $5.9 million for the six months ended March 31, 2025 and 2024, respectively.

Selling and administrative expenses for the six months ended March 31, 2025 were $245.3 million, compared to $231.0 million for the first six months of fiscal 2024.  Consolidated selling and administrative expenses, as a percent of sales, were 29.6% for the six months ended March 31, 2025, compared to 25.1% for the same period last year. Selling and administrative expenses in fiscal 2025 reflected higher compensation costs, offset by benefits from ongoing cost-reduction initiatives. Fiscal 2025 selling and administrative expenses included $11.5 million of expenses related to the pending divestiture of the Company's interest in the SGK Brand Solutions business (See Acquisitions and Divestitures below), $4.9 million of costs related to the Company's 2025 contested proxy, $8.7 million of net gains on the sales of certain significant property and other assets, and a $2.1 million loss on a small divestiture in the Industrial Technologies segment. Selling and administrative expenses included legal costs related to an ongoing dispute in the Company's energy storage business totaling $8.6 million in fiscal 2025 and $5.0 million in fiscal 2024 (see Legal Matter below). Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $7.1 million in fiscal 2025, compared to $5.8 million in fiscal 2024. Intangible amortization for the six months ended March 31, 2025 was $12.9 million, compared to $18.8 million for the six months ended March 31, 2024. The fiscal 2025 decrease in intangible amortization primarily reflected certain intangible assets within the SGK Brand Solutions segment reaching the end of their amortizable lives.

Adjusted EBITDA was $91.4 million for the six months ended March 31, 2025 and $102.3 million for the six months ended March 31, 2024. Memorialization segment adjusted EBITDA was $81.7 million for the first six months of fiscal 2025 compared to $83.3 million for the first six months of fiscal 2024. The decrease in segment adjusted EBITDA reflected the impact of lower unit sales, and higher material and labor costs. These decreases were partially offset by the impact of improved price realization, benefits from productivity initiatives, and the favorable impact of a recent divestiture, which generated operating losses in the prior year. Adjusted EBITDA for the Industrial Technologies segment was $7.9 million for the six months ended March 31, 2025 compared to $19.7 million for the six months ended March 31, 2024. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales and margins on engineered products, and decreased sales of warehouse automation solutions. These decreases were partially offset by benefits from cost-reduction initiatives and lower performance-based compensation compared to fiscal 2024. Adjusted EBITDA for the SGK Brand Solutions segment was $27.9 million for the first six months of fiscal 2025 compared to $28.3 million for the same period a year ago. The decrease in

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

segment adjusted EBITDA primarily reflected the impact of higher labor costs, partially offset by the impact of improved price realization and benefits from cost-reduction initiatives.

Interest expense for the first six months of fiscal 2025 was $31.5 million, compared to $24.1 million for the same period last year. The increase in interest expense reflected higher average interest rates, partially offset by a decrease in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the six months ended March 31, 2025 represented an increase in pre-tax income of $2.5 million, compared to a decrease in pre-tax income of $1.8 million for the same period last year. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2025 represented a benefit of $5.1 million, compared to a benefit of $1.8 million for the first six months of fiscal 2024. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2025 compared to the same period for fiscal 2024 resulted from a consolidated pre-tax loss in fiscal 2025 compared to consolidated pre-tax income in fiscal 2024. The Company’s fiscal 2025 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits. The Company’s fiscal 2024 six-month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, foreign statutory rate differentials, tax credits, non-tax benefited foreign losses, and a net discrete tax benefit.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(Dollar amounts in thousands)
Net (loss) income	$(8,916)	$9,027	$(12,388)	$6,724
Income tax benefit	(2,728)	(1,122)	(5,086)	(1,848)
(Loss) income before income taxes	(11,644)	7,905	(17,474)	4,876
Interest expense, including RPA and factoring financing fees (1)	17,010	13,783	33,864	26,534
Depreciation and amortization *	18,231	23,261	40,735	46,784
Acquisition and divestiture related items (2)**	15,773	2,062	16,350	3,299
Strategic initiatives and other items (3)**†	5,373	4,962	5,988	10,882
Highly inflationary accounting losses (primarily non-cash) (4)	520	390	711	710
Stock-based compensation	6,018	4,327	10,997	8,978
Non-service pension and postretirement expense (5)	133	110	266	219
Total Adjusted EBITDA	$51,414	$56,800	$91,437	$102,282

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively, and $2.3 million and $2.4 million for the six months ended March 31, 2025 and 2024, respectively.

(2) Includes certain non-recurring items associated with recent acquisition and divestiture activities and also includes a loss of $2.1 million for the three and six months ended March 31, 2025 related to the divestiture of a business in the Industrial Technologies segment (See Note 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 also includes costs related to the pending sale of the Company's interest in the SGK Brand Solutions business which totaled $10.6 million for the three months ended March 31, 2025 and $11.5 million for the six months ended March 31, 2025.

(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $1.8 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively, and $8.6 million and $5.0 million for the six months ended March 31, 2025 and 2024, respectively (see Note 17, "Legal Matter" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $4.5 million for the three months ended March 31, 2025 and $4.9 million for the six months ended March 31, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8.7 million for the six months ended March 31, 2025. Fiscal 2025 also includes loss recoveries totaling $1.2 million for the six months ended March 31, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $7.2 million and $6.9 million for the Memorialization segment, $5.6 million and $5.6 million for the Industrial Technologies segment, $4.7 million and $9.7 million for the SGK Brand Solutions segment, and $699,000 and $1.1 million for Corporate and Non-Operating, for the three months ended March 31, 2025 and 2024, respectively. Depreciation and amortization was $14.4 million and $13.3 million for the Memorialization segment, $11.3 million and $11.9 million for the Industrial Technologies segment, $13.6 million and $19.2 million for the SGK Brand Solutions segment, and $1.5 million and $2.3 million for Corporate and Non-Operating, for the six months ended March 31, 2025 and 2024, respectively.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $2.4 million and $1.0 million for the Memorialization segment, $2.3 million and $4.4 million for the Industrial Technologies segment, $416,000 and $358,000 for the SGK Brand Solutions segment, and $16.1 million and $1.2 million for Corporate and Non-Operating, for the three months ended March 31, 2025 and 2024, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $3.7 million and $1.1 million for the Memorialization segment, $6.4 million and $9.8 million for the Industrial Technologies segment, $1.1 million and $1.2 million for the SGK Brand Solutions segment, and $11.1 million and $2.1 million for Corporate and Non-Operating, for the six months ended March 31, 2025 and 2024, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling $2.5 million of income and $822,000 of expenses for the three months ended March 31, 2025 and 2024, respectively, and $1.3 million of income and $2.8 million of expenses for the six months ended March 31, 2025 and 2024, respectively. Refer to Note 9, "Restructuring" in Item 1 - "Financial Statements and Supplementary Data" for further details.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $18.7 million for the first six months of fiscal 2025, compared to net cash provided by operating activities of $29.8 million for the first six months of fiscal 2024. Operating cash flow for both periods principally included net (loss) income adjusted for depreciation and amortization, stock-based compensation expense, other non-cash adjustments, and changes in working capital items. Net changes in working capital items decreased operating cash flow by $43.4 million and $35.6 million in fiscal 2025 and fiscal 2024, respectively. The fiscal 2025 change in working capital principally reflected incentive compensation-related payments, payments of severance and other employee termination benefits, changes in contract assets and liabilities related to revenue recognized using the over time method, and changes in other accounts.

Cash used in investing activities was $3.9 million for the six months ended March 31, 2025, compared to $29.8 million for the six months ended March 31, 2024.  Investing activities for the first six months of fiscal 2025 primarily reflected capital expenditures of $18.3 million, acquisitions, net of cash acquired, of $2.2 million, proceeds from sale of assets of $14.6 million, and proceeds from divestiture of $2.0 million.  Investing activities for the first six months of fiscal 2024 primarily reflected capital expenditures of $24.0 million, and acquisitions, net of cash acquired, of $5.8 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $52.4 million for the last three fiscal years.  Capital spending for fiscal 2025 is currently estimated to be in the range of approximately $40 million to $50 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash provided by financing activities for the six months ended March 31, 2025 was $33.6 million, primarily reflecting proceeds, net of repayments, on long-term debt of $50.2 million, treasury stock purchases of $4.4 million, dividends of $17.0 million, proceeds from net investment hedge of $15.0 million, and $10.2 million of holdback and deferred purchase price payments related to acquisitions from prior years. Cash provided by financing activities for the six months ended March 31, 2024 was $3.0 million, primarily reflecting proceeds, net of repayments, on long-term debt of $41.6 million, treasury stock purchases of $17.2 million, dividends of $16.7 million, and payments of debt issuance costs of $4.7 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at March 31, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $4.4 million and $5.0 million at March 31, 2025 and September 30, 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2025 and September 30, 2024 were $495.0 million and $410.5 million, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at March 31, 2025. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33.5 million). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at March 31, 2025 and 2024 was 4.29% and 4.89%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2025. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $4.8 million and $5.2 million at March 31, 2025 and September 30, 2024, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2025 and September 30, 2024, the amount sold to the Purchasers was $99.1 million and $96.3 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $67.8 million and $58.2 million as of March 31, 2025 and September 30, 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
	(Dollar amounts in thousands)
Gross receivables sold	$167,708	$194,116
Cash collections reinvested	(164,908)	(186,016)
Net cash proceeds received	$2,800	$8,100

The Company, through its U.K. subsidiary, participates in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sells trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets are recorded at the time the Company surrenders control of the assets. As these transfers qualify as true sales under the applicable accounting guidance, the receivables are de-recognized from the Company's Consolidated Balance Sheets upon transfer. The principal amount of receivables sold under this arrangement was $38.8 million and $35.0 million during the six months ended March 31, 2025 and 2024, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of March 31, 2025 and September 30, 2024, the amount of factored receivables that remained outstanding was $16.2 million and $15.7 million, respectively.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4.1 million and $3.0 million at March 31, 2025 and September 30, 2024, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €8.0 million ($8.7 million). The facility also provides €18.5 million ($20.0 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €3.6 million ($3.9 million) at March 31, 2025. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 4.60% and 6.11% at March 31, 2025 and 2024, respectively.

Other borrowings totaled $6.5 million and $15.6 million at March 31, 2025 and September 30, 2024, respectively. The weighted-average interest rate on these borrowings was 2.16% and 2.55% at March 31, 2025 and 2024, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2025	September 30, 2024
	(Dollar amounts in thousands)
Notional amount	$225,000	$175,000
Weighted-average maturity period (years)	3.2	3.2
Weighted-average received rate	4.32%	4.85%
Weighted-average pay rate	3.80%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $765,000 ($571,000 after tax) and $2.6 million ($1.9 million after tax) at March 31, 2025 and September 30, 2024, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $2.3 million ($1.7 million after tax) and $3.8 million ($2.9 million after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of March 31, 2025 and September 30, 2024, respectively. Assuming market rates remain constant with the rates at March 31, 2025, a gain (net of tax) of approximately $755,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	March 31, 2025	September 30, 2024	March 31, 2025		September 30, 2024
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(4,019)		$(5,440)
USD/SEK	June 2025	20,000	20,000	(137)		(468)
USD/SGD	August 2026	20,000	20,000	959		(441)
USD/EUR	August 2026	25,000	25,000	1,379		(30)
USD/CAD	May 2025	25,000	—	(41)		—
		$171,392	$146,392	$(1,859)	(1)	$(6,379)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $621 and $2,156 as of March 31, 2025 and September 30, 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Advance payment amounts totaled $73.4 million at March 31, 2025, of which $32.4 million and $41.0 million were included in other current liabilities and other non-

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

current liabilities on the Consolidated Balance Sheet, respectively. Advance payment amounts totaled $58.4 million at September 30, 2024, of which $17.4 million and $41.0 million were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively.

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

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 434,354 shares remained available for repurchase as of March 31, 2025. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the three months ended March 31, 2025, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of March 31, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Consolidated working capital of the Company was $189.0 million at March 31, 2025, compared to $197.8 million at September 30, 2024.  Cash and cash equivalents were $40.2 million at March 31, 2025, compared to $40.8 million at September 30, 2024.  The Company's current ratio was 1.6 at March 31, 2025 and 1.5 at September 30, 2024, respectively.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at March 31, 2025, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2025 Remainder	2026 to 2027	2028 to 2029	After 2029
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$498,912	$—	$3,912	$495,000	$—
2027 Senior Secured Notes	372,821	12,938	51,750	308,133	—
Finance lease obligations (1)	23,644	3,742	13,726	5,106	1,070
Non-cancelable operating leases (1)	56,471	10,276	28,672	12,616	4,907
Cross-currency swaps	75,902	32,645	43,257	—	—
Other (2)	18,498	6,556	6,868	—	5,074
Total contractual cash obligations	$1,046,248	$66,157	$148,185	$820,855	$11,051
(1) Lease obligations have not been discounted to their present value.
(2) Includes $6,556 of severance and other employee termination benefit obligations, as well as $5,449 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of March 31, 2025, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.0 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. Sales within this segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. In January 2025, the Company entered into a definitive contribution agreement (the "Contribution Agreement") to sell its interest in the SGK Brand Solutions business, which is expected to be completed in the third quarter of fiscal 2025, subject to the satisfaction of customary closing conditions (See Note 15, "Acquisitions and Divestitures" in Item 1 – "Financial Statements" for a description of the transactions with respect to the SGK Brand Solutions business). Upon completion of the transactions specified in the Contribution Agreement, the Company will record its investment and portion of income for the newly formed entity under the equity-method of accounting. The underlying business performance for this investment will be influenced by global economic conditions, brand innovation, the level of marketing spending by the investee's clients, government regulation, currency fluctuations, and the ability of the investee to effectively integrate and achieve anticipated synergy benefits from the joint venture.

The Matthews Board of Directors has launched a comprehensive review of strategic alternatives for the Company’s entire portfolio of businesses, which was publicly announced in November 2024. The Board is dedicated to driving long-term value creation, and the strategic alternatives process is a reflection of that commitment. In addition to the pending divestiture of the Company’s interest in the SGK Brand Solutions business, the Company expects to announce several additional initiatives over the course of fiscal 2025 that will focus on driving shareholder value. The Company also initiated cost reduction programs during the fourth quarter of fiscal 2024, which are primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. These cost reduction programs are expected to be completed by fiscal 2026.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2025. For additional information, see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, the Company maintains the claims vaguely stated in the complaint filed on February 13, 2025 are also without merit and intends to vigorously defend itself against the allegations.

An estimate of the possible loss or range of loss related to both matters cannot be made at this time given the continued lack of specificity in the applicable pleadings and/or proceedings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company does not expect these matters will have a material adverse effect on Matthews' financial condition, results of operations or cash flows. Sales relating to dry battery electrode solutions were approximately 6% of the Company's sales for fiscal 2024. For a discussion of the risks to the Company associated with this matter, see Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 - "Risk Factors - Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation."

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for the updated risk factor provided below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, in addition to the other information set forth in this report, including the updated risk factor below, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Changes to U.S. trade policy, including new or increased tariffs and changing import/export regulations, could have a material adverse effect on the Company's operating results. Changes in U.S. or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, and any potential negative sentiment toward the U.S. as a result of such changes, could materially and adversely affect the Company's business. The U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries (such as the European Union, China, Canada and Mexico) where the Company conducts its business. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could further materially and adversely affect the Company's financial performance.

Part II - Other Information, Continued
As a result of policy changes and government proposals, there may be greater restrictions and economic deterrents on international trade. New tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries and may trigger additional retaliatory actions in the future, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy, the industries in which the Company operates, and the global demand for its products, and as a result, could have a negative impact on its business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 434,354 shares remained available for repurchase as of March 31, 2025.

The following table shows the monthly stock repurchase activity for the second quarter of fiscal 2025:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 2025	135	$30.03	135	440,085
February 2025	1,414	29.20	1,414	438,671
March 2025	4,317	24.63	4,317	434,354
Total	5,866	$25.86	5,866

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	2.1+	Contribution Agreement dated as of January 7, 2025, by and among Matthews International Corporation, Logo Holdings II Corporation, and Peninsula Parent LLC*	Exhibit Number 2.1 to the Current Report on Form 8-K filed on January 8, 2025
	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023
	10.1	Equity Distribution Agreement, dated March 11, 2025, by and among Matthews International Corporation and Truist Securities, Inc.*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 11, 2025
	10.2a	Second Amended and Restated 2017 Equity Incentive Plan	Filed herewith
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Incorporated by reference
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC or its staff upon request.
"a"	Represents a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	April 30, 2025	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	April 30, 2025	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer