Form 10-Q
period 2025-06-30
MATTHEWS INTERNATIONAL CORP
filed 2025-08-06
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
Yes ☐ No ☒

As of June 30, 2025, shares of common stock outstanding were: Class A Common Stock 30,790,906 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2025		September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents		$20,383		$40,816
Accounts receivable, net		158,891		205,984
Inventories, net		210,539		237,888
Contract assets		78,062		92,969
Other current assets		48,404		54,886
Total current assets		516,279		632,543

Investments		285,398		23,076
Property, plant and equipment, net		230,665		279,499
Operating lease right-of-use assets		49,577		60,499
Deferred income taxes		8,184		6,548
Goodwill		516,050		697,123
Other intangible assets, net		83,840		126,026
Other non-current assets		15,972		9,576

Total assets		$1,705,965		$1,834,890

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$6,379		$6,853
Current portion of operating lease liabilities		17,529		22,617
Trade accounts payable		98,123		108,362
Accrued rebates		17,749		23,766
Accrued compensation		34,674		88,781
Accrued income taxes		7,636		7,522
Contract liabilities		7,903		28,723
Other current liabilities		120,757		148,151
Total current liabilities		310,750		434,775

Long-term debt		696,120		769,614
Operating lease liabilities		33,699		40,073
Deferred income taxes		59,135		45,688
Other non-current liabilities		92,429		107,534
Total liabilities		1,192,133		1,397,684

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	151,753		159,497
Retained earnings	601,007		623,063
Accumulated other comprehensive loss	(77,728)		(168,742)
Treasury stock, at cost	(197,534)		(212,994)
Total shareholders' equity-Matthews		513,832		437,158
Noncontrolling interests		—		48
Total shareholders' equity		513,832		437,206

Total liabilities and shareholders' equity		$1,705,965		$1,834,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Sales	$349,377	$427,833	$1,178,848	$1,349,042
Cost of sales	(227,421)	(295,996)	(787,088)	(936,670)

Gross profit	121,956	131,837	391,760	412,372

Selling expense	(16,058)	(36,012)	(87,887)	(106,460)
Administrative expense	(84,336)	(80,086)	(257,801)	(240,664)
Intangible amortization	(3,474)	(9,037)	(16,362)	(27,791)
Gain on sale of SGK Business	57,103	—	57,103	—

Operating profit	75,191	6,702	86,813	37,457

Interest expense	(15,830)	(12,780)	(47,377)	(36,901)
Other income (deductions), net	(497)	(974)	1,954	(2,732)

Income (loss) before income taxes	58,864	(7,052)	41,390	(2,176)

Income tax (provision) benefit	(43,477)	8,829	(38,391)	10,677

Net income	15,387	1,777	2,999	8,501

Net loss attributable to noncontrolling interests	—	—	—	—

Net income attributable to Matthews shareholders	$15,387	$1,777	$2,999	$8,501

Earnings per share attributable to Matthews shareholders:
Basic	$0.50	$0.06	$0.10	$0.28

Diluted	$0.49	$0.06	$0.10	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2025	2024	2025	2024	2025	2024

Net income:	$15,387	$1,777	$—	$—	$15,387	$1,777
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	98,801	(970)	—	—	98,801	(970)
Pension plans and other postretirement benefits	44	(234)	—	—	44	(234)
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(1,195)	105	—	—	(1,195)	105
Net amount reclassified to earnings	(204)	(506)	—	—	(204)	(506)
Net change in unrecognized loss on cash flow hedges	(1,399)	(401)	—	—	(1,399)	(401)
OCI, net of tax	97,446	(1,605)	—	—	97,446	(1,605)
Comprehensive income	$112,833	$172	$—	$—	$112,833	$172

	Nine Months Ended June 30,
	Matthews		Noncontrolling Interest		Total
	2025	2024	2025	2024	2025	2024

Net income:	$2,999	$8,501	$—	$—	$2,999	$8,501
OCI, net of tax:
Foreign currency translation adjustment	92,542	4,689	—	22	92,542	4,711
Pension plans and other postretirement benefits	(378)	(596)	—	—	(378)	(596)
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(408)	(2,301)	—	—	(408)	(2,301)
Net amount reclassified to earnings	(742)	(1,497)	—	—	(742)	(1,497)
Net change in unrecognized (loss) gain on cash flow hedges	(1,150)	(3,798)	—	—	(1,150)	(3,798)
OCI, net of tax	91,014	295	—	22	91,014	317
Comprehensive income	$94,013	$8,796	$—	$22	$94,013	$8,818
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and nine months ended June 30, 2025 and 2024 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2024	$36,334	$159,497	$623,063	$(168,742)	$(212,994)	$48	$437,206
Net loss	—	—	(3,472)	—	—	—	(3,472)
Minimum pension liability	—	—	—	(353)	—	—	(353)
Translation adjustment	—	—	—	(14,611)	—	—	(14,611)
Fair value of cash flow hedges	—	—	—	2,215	—	—	2,215
Total comprehensive loss							(16,221)
Stock-based compensation	—	4,979	—	—	—	—	4,979
Purchase of 171,101 shares of treasury stock	—	—	—	—	(4,275)	—	(4,275)
Issuance of 537,295 shares of treasury stock	—	(19,888)	—	—	19,888	—	—
Dividends	—	—	(8,233)	—	—	—	(8,233)
Balance, December 31, 2024	$36,334	$144,588	$611,358	$(181,491)	$(197,381)	$48	$413,456
Net loss	—	—	(8,916)	—	—	—	(8,916)
Minimum pension liability	—	—	—	(69)	—	—	(69)
Translation adjustment	—	—	—	8,352	—	—	8,352
Fair value of cash flow hedges	—	—	—	(1,966)	—	—	(1,966)
Total comprehensive loss							(2,599)
Stock-based compensation	—	6,018	—	—	—	—	6,018
Purchase of 5,866 shares of treasury stock	—	—	—	—	(151)	—	(151)
Issuance of 45,803 shares of treasury stock	—	(1,684)	—	—	1,684	—	—
Dividends	—	—	(8,484)	—	—	—	(8,484)
Balance, March 31, 2025	$36,334	$148,922	$593,958	$(175,174)	$(195,848)	$48	$408,240
Net income	—	—	15,387	—	—	—	15,387
Minimum pension liability	—	—	—	44	—	—	44
Translation adjustment	—	—	—	98,801	—	—	98,801
Fair value of cash flow hedges	—	—	—	(1,399)	—	—	(1,399)
Total comprehensive income							112,833
Stock-based compensation	—	8,841	—	—	—	—	8,841
Purchase of 385,525 shares of treasury stock	—	—	—	—	(7,696)	—	(7,696)
Issuance of 167,808 shares of treasury stock	—	(6,010)	—	—	6,010	—	—
Dividends	—	—	(8,338)	—	—	—	(8,338)
Divestiture	—	—	—	—	—	(48)	(48)
Balance, June 30, 2025	$36,334	$151,753	$601,007	$(77,728)	$(197,534)	$—	$513,832

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and nine months ended June 30, 2025 and 2024 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,999	$8,501
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56,571	70,441
Stock-based compensation expense	19,838	14,309
Deferred tax expense (benefit)	15,852	(24,269)
Gain on sale of assets, net	(10,062)	(453)
Gain on sale of SGK Business	(57,103)	—
Loss on other divestitures	2,072	—
Changes in working capital items	(50,559)	(29,154)
Decrease in other non-current assets	12,881	14,490
Decrease in other non-current liabilities	(15,512)	(12,334)
Other operating activities, net	(10,858)	1,805

Net cash (used in) provided by operating activities	(33,881)	43,336

Cash flows from investing activities:
Capital expenditures	(26,390)	(33,180)
Acquisitions, net of cash acquired	(57,842)	(5,825)
Proceeds from sale of assets	14,927	—
Proceeds from sale of SGK Business	228,004	—
Proceeds from other divestitures	2,049	—
Investments and advances	(7,436)	(825)
Other investing activities, net	(63)	1,199

Net cash provided by (used in) investing activities	153,249	(38,631)

Cash flows from financing activities:
Proceeds from long-term debt	928,355	714,414
Payments on long-term debt	(998,647)	(686,634)
Purchases of treasury stock	(12,122)	(20,525)
Dividends	(24,740)	(24,063)
Proceeds from net investment hedges	14,990	17,416
Payments on net investment hedges	(37,092)	—
Acquisition holdback and deferred purchase price payments	(10,184)	—
Payments of debt issuance costs	—	(4,704)

Net cash used in financing activities	(139,440)	(4,096)

Effect of exchange rate changes on cash	(361)	35

Net change in cash and cash equivalents	(20,433)	644
Cash and cash equivalents at beginning of year	40,816	42,101
Cash and cash equivalents at end of period	$20,383	$42,745

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2025
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Propelis Group (“Propelis”), in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is expected to be a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its printing plates and cylinders business, and its 40% ownership interest in Propelis. See Notes 6, "Investments" and 15, "Acquisitions and Divestitures" for further information with respect to the Company's sale of its interest in the SGK Business.

As of June 30, 2025, the Company had facilities in North America, Europe, Asia, Australia, and Central America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Note 6, "Investments" for further information with respect to the equity-method investment in Propelis.

The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent. Effective April 1, 2022, the Company has applied highly inflationary accounting to its Turkish subsidiaries. Under highly inflationary accounting, the financial statements of these subsidiaries are remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets, until such time as the applicable economy is no longer considered highly inflationary. As of June 30, 2025 and September 30, 2024, the Company had net monetary assets related to its Turkish subsidiaries of $7,306 and $5,327, respectively. Exchange losses related to highly inflationary accounting totaled $325 and $1,036 for the three and nine months ended June 30, 2025, respectively, and $185 and $895 for the three and nine months ended and June 30, 2024, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including enhanced disclosures about significant segment expenses. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of expenses, but will require increased disclosures in annual and interim financial statements. The ASU is effective for annual periods for the Company beginning in fiscal year 2025, and interim periods beginning in fiscal year 2026. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements, but will require modified disclosures effective for annual periods beginning in fiscal year 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2025 and 2024 were as follows:

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$194,959	$192,575	$32,886	$33,526	$24,996	$62,960	$252,841	$289,061
Central and South America (1)	—	—	—	—	451	1,641	451	1,641
Europe	5,717	7,496	53,372	56,558	24,303	50,671	83,392	114,725
Australia	3,052	2,593	—	—	713	2,235	3,765	4,828
Asia	—	—	1,643	1,647	7,285	15,931	8,928	17,578
Total Sales	$203,728	$202,664	$87,901	$91,731	$57,748	$133,438	$349,377	$427,833

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$573,335	$601,793	$95,196	$99,482	$159,175	$188,832	$827,706	$890,107
Central and South America (1)	—	—	—	—	3,089	4,203	3,089	4,203
Europe	17,674	23,374	149,758	214,913	124,120	153,534	291,552	391,821
Australia	8,825	7,724	—	—	5,318	6,559	14,143	14,283
Asia	—	—	4,315	4,846	38,043	43,782	42,358	48,628
Total Sales	$599,834	$632,891	$249,269	$319,241	$329,745	$396,910	$1,178,848	$1,349,042

(1) Following the contribution of the SGK Business to Propelis in the third quarter of fiscal 2025, the Company no longer had operations in South America.

Revenue recognized using the over time method accounted for approximately 14% and 13% of revenue for the three months ended June 30, 2025 and 2024, respectively and 13% and 17% of revenue for the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and September 30, 2024, the Company had net contract assets for projects recognized using the over time method totaling $70,159 and $64,246, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at June 30, 2025 and September 30, 2024 predominantly related to ongoing projects with the Company's largest energy storage customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.
The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2025				September 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$115	$—	$115	$—	$—	$—	$—
Equity and fixed income mutual funds	—	862	—	862	—	839	—	839
Life insurance policies	—	5,256	—	5,256	—	5,493	—	5,493
Total assets at fair value	$—	$6,233	$—	$6,233	$—	$6,332	$—	$6,332

Liabilities:
Derivatives (1) (2)	$—	$62,041	$—	$62,041	$—	$69,573	$—	$69,573
Total liabilities at fair value	$—	$62,041	$—	$62,041	$—	$69,573	$—	$69,573
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at June 30, 2025 and September 30, 2024 reflect $40,186 and $58,432 of partial advance payments received from the counterparties to certain cross-currency swaps, respectively. See Note 8, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value at June 30, 2025 and September 30, 2024.

Note 5.   Inventories

Inventories consisted of the following:

	June 30, 2025	September 30, 2024
Raw materials	$60,543	$61,333
Work in process	77,132	96,488
Finished goods	72,864	80,067
	$210,539	$237,888

Note 6.     Investments

Non-current investments consisted of the following:

	June 30, 2025	September 30, 2024
Equity and fixed income mutual funds	$862	$839
Life insurance policies	5,256	5,493
Equity-method investments	213,000	349
Preferred equity investment	50,000	—
Other (primarily cost-method) investments	16,280	16,395
	$285,398	$23,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 6.     Investments (continued)

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for consideration which included 40% of the common equity of Propelis and a $50,000 preferred equity investment in Propelis. The Company initially recognized these investments at fair value, which totaled $263,000 ($213,000 equity-method and $50,000 preferred equity investment). The Company will subsequently adjust the carrying amount of its equity-method investment for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. As a result, the Company has not recorded earnings or losses for its investment in Propelis during the quarter ended June 30, 2025.

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

Note 7.   Debt and Financing Arrangements

Long-term debt at June 30, 2025 and September 30, 2024 consisted of the following:

	June 30, 2025	September 30, 2024
Revolving credit facilities	$380,785	$444,011
2027 Senior Secured Notes	295,629	294,751
Other borrowings	5,836	15,602
Finance lease obligations	20,249	22,103
Total debt	702,499	776,467
Less current maturities	(6,379)	(6,853)
Long-term debt	$696,120	$769,614

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at June 30, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $4,218 and $4,961 at June 30, 2025 and September 30, 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2025 and September 30, 2024 were $380,420 and $410,527, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2025. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33,485). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2025 and 2024 was 4.16% and 4.61%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company has $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $4,371 and $5,249 at June 30, 2025 and September 30, 2024, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $110,000 of receivables as of June 30, 2025 to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA will reduce to $75,000 as of August 1, 2025, and matures in April 2027.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2025 and September 30, 2024, the amount sold to the Purchasers was $85,600 and $96,300, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $79,495 and $58,183 as of June 30, 2025 and September 30, 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Gross receivables sold	$231,588	$291,189
Cash collections reinvested	(242,288)	(287,889)
Net cash (reinvested) received	$(10,700)	$3,300

The Company, through its U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at June 30, 2025. The principal amount of receivables sold under this arrangement was $45,813 and $53,087 during the nine months ended June 30, 2025 and 2024, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2024, the amount of factored receivables that remained outstanding were $15,665. See Note 15, "Acquisitions and Divestitures" for further information with respect to the sale of the Company's interest in the SGK Business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.   Debt and Financing Arrangements (continued)

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4,398 and $3,014 at June 30, 2025 and September 30, 2024, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €6.0 million ($7,046). The facility also provides €14.0 million ($16,441) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €311,000 ($366) at June 30, 2025. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 4.16% and 5.88% at June 30, 2025 and 2024, respectively.

Other borrowings totaled $5,836 and $15,602 at June 30, 2025 and September 30, 2024, respectively. The weighted-average interest rate on all other borrowings was 3.42% and 2.61% at June 30, 2025 and 2024, respectively.

As of June 30, 2025 and September 30, 2024, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the three months ended June 30, 2025, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of June 30, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Note 8.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At June 30, 2025 and September 30, 2024, derivative instruments were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives:	June 30, 2025		September 30, 2024
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$42	$—	$—	$—
Long-term assets:
Other non-current assets	73	—	—	—
Current liabilities:
Other current liabilities	(870)	(21,006)	(863)	(18,042)
Long-term liabilities:
Other non-current liabilities	(1,454)	(38,711)	(1,743)	(48,925)
Total derivatives(1)	$(2,209)	$(59,717)	$(2,606)	$(66,967)
(1) Cross-currency swap amounts at June 30, 2025 and September 30, 2024 reflect $40,186 and $58,432 of partial advanced payments received from the counterparties to certain swap contracts, respectively (see below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Derivatives and Hedging Activities (continued)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2025	September 30, 2024
Notional amount	$225,000	$175,000
Weighted-average maturity period (years)	2.9	3.2
Weighted-average received rate	4.33%	4.85%
Weighted-average pay rate	3.80%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2,209 ($1,655 after tax) and $2,606 ($1,948 after tax) at June 30, 2025 and September 30, 2024, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $1,914 ($1,431 after tax) and $3,848 ($2,874 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of June 30, 2025 and September 30, 2024, respectively. Assuming market rates remain constant with the rates at June 30, 2025, a gain (net of tax) of approximately $252 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	June 30, 2025	September 30, 2024	June 30, 2025		September 30, 2024
USD/EUR	September 2027	$81,392	$81,392	$(5,786)		$(5,440)
USD/SEK	June 2026	20,000	20,000	(2,683)		(468)
USD/SGD	August 2026	—	20,000	—		(441)
USD/EUR	August 2026	25,000	25,000	(4,878)		(30)
USD/CAD	May 2025	—	—	—		—
		$126,392	$146,392	$(13,347)	(1)	$(6,379)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $4,506 and $2,156 as of June 30, 2025 and September 30, 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40,186 at June 30, 2025, of which $17,416 and $22,770 were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively. Outstanding advance payment amounts totaled $58,432 at September 30, 2024, of which $17,416 and $41,016 were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively.

During the third quarter of fiscal 2025, certain cross currency swaps were terminated or modified following the sale of the Company's interest in the SGK Business. The Company made payments totaling $37,092 in connection with the settlement or modification of these cross currency swap contracts.

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

The following table sets forth amounts recognized by the Company in connection with its restructuring programs:

Restructuring amounts by line item in the Statement of Income (a)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$(2,112)	$(703)	$203	$(3,080)
Selling expense	(4)	(112)	(57)	113
Administrative expense	(322)	(264)	(1,279)	(895)
Income (loss) before income taxes	$(2,438)	$(1,079)	$(1,133)	$(3,862)
(a) Positive amounts represent income and negative amounts represent expense.

The costs associated with the Company's restructuring programs principally relate to severance and employee termination benefits. The following table provides a summary of the severance and employee termination restructuring activities for the nine-month period ended June 30, 2025.

	Severance and Employee Termination Restructuring Activities
	Memorialization	Industrial Technologies	Brand Solutions	Corporate/Non-Operating	Consolidated
Liability at September 30, 2024	$181	$35,368	$1,247	$4,226	$41,022
Amounts charged (credited) to expense	—	(753)	473	(48)	(328)
Net cash payments	(149)	(31,143)	(553)	(3,514)	(35,359)
Other adjustments(1)	(17)	533	(156)	(212)	148
Sale of SGK Business	—	—	(1,011)	—	(1,011)
Liability at June 30, 2025	$15	$4,005	$—	$452	$4,472

Cumulative severance and employee termination costs incurred to date(2)	$181	$34,879	$1,720	$4,481	$41,261
(1) Other adjustments primarily reflects reclassifications of certain balance sheet amounts.
(2) Substantially all estimated severance and employee termination costs related to the restructuring programs have been recognized as of June 30, 2025.

The severance and employee termination liability is included in accrued compensation in the accompanying Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the second amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the second amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting. At June 30, 2025, 1,886,557 shares have been issued under the 2017 Equity Incentive Plan. 1,517,963 time-based RSUs, 1,961,834 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,655,845 of these share-based awards are outstanding as of June 30, 2025.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended June 30, 2025 and 2024, stock-based compensation cost totaled $8,841 and $5,331, respectively. For the nine-month periods ended June 30, 2025 and 2024, stock-based compensation cost totaled $19,838 and $14,309, respectively. The associated future income tax benefit recognized for stock-based compensation was $2,233 and $1,351 for the three-month periods ended June 30, 2025 and 2024, respectively, and $4,572 and $3,128 for the nine-month periods ended June 30, 2025 and 2024, respectively.

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

In conjunction with the sale of the Company's interest in the SGK Business, outstanding RSU awards for SGK Business employees were modified to remove future service requirements and to guarantee vesting at a minimum of 100 percent of target for certain performance-based RSUs (Type III modification under Accounting Standards Codification ("ASC") 718). Consequently, the outstanding RSU awards for these individuals were remeasured as of the date of the sale transaction, and any resulting additional expense or benefit was immediately recognized in the Consolidated Statements of Income.

The transactions for RSUs for the nine months ended June 30, 2025 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2024	1,707,349	$33.59
Granted	668,700	25.53
Vested	(590,464)	33.02
Expired or forfeited	(129,740)	37.42
Non-vested at June 30, 2025	1,655,845	$30.24

As of June 30, 2025, the total unrecognized compensation cost related to all unvested stock-based awards was $16,771 and is expected to be recognized over a weighted average period of 1.9 years.

The fair value of certain stock-based awards that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted or modified during the nine-month period ended June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10.   Share-Based Payments (continued)

	Nine Months Ended June 30, 2025
	November 2024 RSU Grant - Matthews	Modified November 2024 RSU Grant - SGK Business	Modified November 2023 RSU Grant - SGK Business
Expected volatility	31.8%	36.7%	36.7%
Dividend yield	3.4%	3.9%	3.9%
Average risk-free interest rate	4.2%	3.6%	3.8%
Average expected term (years)	3.0	2.5	1.5

The risk-free interest rate is based on United States Treasury yields at the date of grant or modification. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant or modification date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the nine months ended June 30, 2025 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2025, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2025 paid to the non-employee Chairman of the Board under the Amended and Restated 2019 Director Fee Plan is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. The value of deferred shares is recorded in other non-current liabilities.  A total of 56,663 shares and share units had been deferred under the Director Fee Plans as of June 30, 2025.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2025.  As of June 30, 2025, 439,740 restricted shares and RSUs have been granted under the Director Fee Plans, 266,511 of which were issued under the 2019 Director Fee Plan.  98,945 RSUs are unvested at June 30, 2025 under the Director Fee Plans.

Note 11.   Earnings Per Share Attributable to Matthews' Shareholders

The information used to compute earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Matthews shareholders	$15,387	$1,777	$2,999	$8,501
Weighted-average shares outstanding (in thousands):
Basic shares	31,065	30,892	31,083	30,907
Effect of dilutive securities	360	336	325	316
Diluted shares	31,425	31,228	31,408	31,223

Dividends declared per common share	$0.25	$0.24	$0.75	$0.72

Anti-dilutive securities excluded from the dilutive calculation were insignificant for applicable periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2025 and 2024 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2025	$4,533		$(180,882)	$1,175		$(175,174)
OCI before reclassification	208		6,264	(1,195)		5,277
Amounts reclassified from AOCI	(164)	(a)	92,537	(204)	(b)	92,169
Net current-period OCI	44		98,801	(1,399)		97,446
Balance, June 30, 2025	$4,577		$(82,081)	$(224)		$(77,728)
Attributable to noncontrolling interest:
Balance, March 31, 2025	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2025	$—		$289	$—		$289

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2024	$6,398		$(184,537)	$5,635		$(172,504)
OCI before reclassification	(22)		(738)	105		(655)
Amounts reclassified from AOCI	(212)	(a)	(232)	(506)	(b)	(950)
Net current-period OCI	(234)		(970)	(401)		(1,605)
Balance, June 30, 2024	$6,164		$(185,507)	$5,234		$(174,109)
Attributable to noncontrolling interest:
Balance, June 30, 2024	$—		$288	$—		$288
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2024	$—		$288	$—		$288
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2025 and 2024 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	125		(6,343)	(408)		(6,626)
Amounts reclassified from AOCI	(503)	(a)	98,885	(742)	(b)	97,640
Net current-period OCI	(378)		92,542	(1,150)		91,014
Balance, June 30, 2025	$4,577		$(82,081)	$(224)		$(77,728)
Attributable to noncontrolling interest:
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2025	$—		$289	$—		$289

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	37		5,364	(2,301)		3,100
Amounts reclassified from AOCI	(633)	(a)	(675)	(1,497)	(b)	(2,805)
Net current-period OCI	(596)		4,689	(3,798)		295
Balance, June 30, 2024	$6,164		$(185,507)	$5,234		$(174,109)
Attributable to noncontrolling interest:
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		22	—		22
Net current-period OCI	—		22	—		22
Balance, June 30, 2024	$—		$288	$—		$288
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2025 and 2024 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025	Affected line item in the Financial Statements

Postretirement benefit plans
Prior service credit (a)	$90	$270
Actuarial losses	129	403	Other income (deductions), net
	219	673	Income before income tax (b)
	(55)	(170)	Income taxes
	$164	$503	Net income
Derivatives
Cash flow hedges	$273	$993	Interest expense
Net investment hedges	191	847	Interest expense
	464	1,840	Income before income tax (b)
	(116)	(458)	Income taxes
	$348	$1,382	Net income
Other
Sale of SGK Business	$(92,681)	$(92,681)	Gain on sale of SGK Business
Other divestitures	—	(6,844)	Other current liabilities (c)

Details about AOCI Components	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$91	$273
Actuarial losses	193	574	Other income (deductions), net
	284	847	Income before income tax (b)
	(72)	(214)	Income taxes
	$212	$633	Net income
Derivatives
Cash flow hedges	$678	$2,005	Interest expense
Net investment hedges	306	891	Interest expense
	984	2,896	Income before income tax (b)
	(246)	(724)	Income taxes
	$738	$2,172	Net income

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2025 represented an expense of $38,391, compared to a benefit of $10,677 for the first nine months of fiscal 2024. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2025 compared to the same period for fiscal 2024 resulted from consolidated pre-tax income in fiscal 2025 compared to a consolidated pre-tax loss in fiscal 2024, net discrete tax expense related to the divestiture of the Company's interest in the SGK Business, net discrete tax benefits related to adjustments in tax reserves resulting from the progression of tax audits, and recognition of certain previously unrecognized deferred tax assets. The Company’s fiscal 2025 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, discrete tax related to the sale of the Company's interest in the SGK Business, and other net discrete tax benefits. The Company’s fiscal 2024 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax credits, jurisdictional tax rate netting, recognition of certain previously unrecognized deferred tax assets and other net discrete tax benefits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $2,051 and $4,506 on June 30, 2025 and September 30, 2024, respectively, which would impact the annual effective rate at June 30, 2025 and September 30, 2024, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $366 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $248 and $588 at June 30, 2025 and September 30, 2024, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions. As of June 30, 2025, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019, 2020, 2022 and forward
United States – State	2020 and forward
Canada	2021 and forward
Germany	2019 and forward
United Kingdom	2023 and forward
Singapore	2020 and forward
Australia	2021 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is expected to be a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its printing plates and cylinders business, and its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 6, "Investments" and 15, "Acquisitions and Divestitures" for further information with respect to the Company's sale of its interest in the SGK Business.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

The following table sets forth information about the Company's segments, including a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Sales:
Memorialization	$203,728	$202,664	$599,834	$632,891
Industrial Technologies	87,901	91,731	249,269	319,241
Brand Solutions	57,748	133,438	329,745	396,910
Consolidated Sales	$349,377	$427,833	$1,178,848	$1,349,042

Adjusted EBITDA:
Memorialization	$42,801	$38,737	$124,451	$122,051
Industrial Technologies	9,047	4,196	16,921	23,846
Brand Solutions	5,004	16,054	32,892	44,317
Corporate and Non-Operating	(12,302)	(14,241)	(38,277)	(43,186)
Total Adjusted EBITDA	$44,550	$44,746	$135,987	$147,028

Acquisition and divestiture related items (1)**	9,473	(2,266)	(6,877)	(5,565)
Strategic initiatives and other items (2)**†	(10,315)	(6,246)	(16,303)	(17,128)
Gain on sale of SGK Business	57,103	—	57,103	—
Highly inflationary accounting losses (primarily non-cash) (3)	(325)	(185)	(1,036)	(895)
Stock-based compensation	(8,841)	(5,331)	(19,838)	(14,309)
Non-service pension and postretirement expense (4)	(141)	(108)	(407)	(327)
Depreciation and amortization *	(15,836)	(23,657)	(56,571)	(70,441)
Interest expense, including RPA and factoring financing fees (5)	(16,804)	(14,005)	(50,668)	(40,539)
Income (loss) before income taxes	58,864	(7,052)	41,390	(2,176)
Income tax (provision) benefit	(43,477)	8,829	(38,391)	10,677
Net income	$15,387	$1,777	$2,999	$8,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities and also includes a loss of $2,072 for the nine months ended June 30, 2025 related to the divestiture of a business in the Industrial Technologies segment (See Note 15, "Acquisitions and Divestitures"). The fiscal 2025 third quarter amount reflects a reclassification of transaction costs totaling $9,738, which have been presented as a component of gain on sale of SGK Business.

(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, Inc. ("Tesla"), which totaled $5,795 and $3,166 for the three months ended June 30, 2025 and 2024, respectively, and $14,419 and $8,138 for the nine months ended June 30, 2025 and 2024, respectively (see Note 17, "Legal Matter"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $207 for the three months ended June 30, 2025 and $5,109 for the nine months ended June 30, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8,655 for the nine months ended June 30, 2025. Fiscal 2025 also includes loss recoveries totaling $538 for the three months ended June 30, 2025 and $1,708 for the nine months ended June 30, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $974 and $1,225 for the three months ended June 30, 2025 and 2024, respectively, and $3,291 and $3,638 for the nine months ended June 30, 2025 and 2024, respectively.

* Depreciation and amortization was $7,394 and $7,073 for the Memorialization segment, $5,489 and $5,796 for the Industrial Technologies segment, $2,357 and $9,702 for the Brand Solutions segment, and $596 and $1,086 for Corporate and Non-Operating, for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization was $21,766 and $20,400 for the Memorialization segment, $16,807 and $17,744 for the Industrial Technologies segment, $15,935 and $28,943 for the Brand Solutions segment, and $2,063 and $3,354 for Corporate and Non-Operating, for the nine months ended June 30, 2025 and 2024, respectively.
** Acquisition and divestiture costs, ERP system integration costs, and strategic initiatives and other charges were $552 and $1,108 for the Memorialization segment, $9,079 and $4,490 for the Industrial Technologies segment, $1,692 and $1,473 for the Brand Solutions segment, and income of $10,481 and costs of $1,441 for Corporate and Non-Operating, for the three months ended June 30, 2025 and 2024, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $4,265 and $2,204 for the Memorialization segment, $15,462 and $14,288 for the Industrial Technologies segment, $2,822 and $2,694 for the Brand Solutions segment, and $631 and $3,507 for Corporate and Non-Operating, for the nine months ended June 30, 2025 and 2024, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $2,438 and $1,079 for the three months ended June 30, 2025 and 2024, respectively, and expenses of $1,133 and $3,862 for the nine months ended June 30, 2025 and 2024, respectively. Refer to Note 9, "Restructuring" for further details.

Note 15. Acquisitions and Divestitures

Fiscal 2025:

In May 2025, the Company acquired The Dodge Company ("Dodge") within the Memorialization segment for a purchase price of $55,624 (net of cash acquired). Dodge is a leading supplier of embalming chemicals and supplies in North America and sells a variety of other related products to Funeral Homes. Annual sales for this business were approximately $43,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of June 30, 2025 and remains subject to change as the Company obtains additional information related to working capital and other intangibles assets.

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for 40% of the common equity of Propelis, a $50,000 preferred equity investment in Propelis, and cash proceeds of $228,004 (net of $22,996 of divested cash). The Company retained its European cylinders (packaging) business and other related investments following the completion of this transaction. The Company recognized a gain on sale of the SGK Business totaling $57,103 ($14,155 after-tax) during the third quarter of fiscal 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15. Acquisitions and Divestitures (continued)
The following table summarizes the carrying values of the SGK Business assets and liabilities divested on May 1, 2025.

May 1, 2025
Assets:
Cash and cash equivalents	$22,996
Accounts receivable, net	72,146
Inventories, net	31,236
Property, plant and equipment, net	40,425
Operating lease right-of-use assets	18,334
Goodwill	223,719
Other intangible assets, net	23,672
Other current and non-current assets	17,159
Total assets	449,687

Liabilities:
Current portion of operating lease liabilities	7,478
Trade accounts payable	14,805
Accrued compensation	12,258
Long-term debt	5,817
Operating lease liabilities	11,619
Deferred income taxes	16,837
Other current and non-current liabilities	27,731
Total liabilities	96,545

Net assets	$353,142

Income before income taxes for the divested SGK Business totaled $4,477 and $12,647 for the three and nine months ended June 30, 2025, respectively, and $5,435 and $14,226 for the three and nine months ended June 30, 2024, respectively.

In March 2025, the Company completed a small divestiture within the Industrial Technologies segment. Net proceeds from the divestiture totaled $2,049, and the transaction resulted in a pre-tax loss of $2,072, which was recorded as a component of administrative expense for the period ended June 30, 2025.

In October 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $2,218. The preliminary purchase price allocation was not finalized as of June 30, 2025 and remains subject to change as the Company obtains additional information related to working capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	Brand Solutions	Consolidated

Net goodwill at September 30, 2024	$373,144	$99,545	$224,434	$697,123
Additions during period	42,822	—	—	42,822
Translation and other adjustments	82	457	(6,385)	(5,846)
Sale of SGK Business	—	—	(218,049)	(218,049)
Net goodwill at June 30, 2025	$416,048	$100,002	$—	$516,050

The net goodwill balances at June 30, 2025 and September 30, 2024 included $45,673 and $277,913 of accumulated impairment losses, respectively. Accumulated impairment losses at June 30, 2025 were $5,000 and $40,673 for the Memorialization and Industrial Technologies segments, respectively. Accumulated impairment losses at September 30, 2024 were $5,000, $40,673 and $232,240 for the Memorialization, Industrial Technologies and Brand Solutions segments, respectively.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2025 (January 1, 2025) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, and, therefore, no impairment charges were necessary at such time.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2025 and September 30, 2024, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2025
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	26,176	(21,513)	4,663
Customer relationships	150,628	(104,363)	46,265
Copyrights/patents/other	16,441	(14,069)	2,372
	$223,785	$(139,945)	$83,840
September 30, 2024:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,598	(127,829)	23,769
Customer relationships	380,387	(311,621)	68,766
Copyrights/patents/other	19,166	(16,215)	2,951
	$581,691	$(455,665)	$126,026

The net change in intangible assets during the nine months ended June 30, 2025 primarily reflected the sale of the Company's interest in the SGK Business, the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $3,474 and $9,037 for the three-month periods ended June 30, 2025 and 2024, respectively. Amortization expense on intangible assets was $16,362 and $27,791 for the nine-month periods ended June 30, 2025 and 2024, respectively. The fiscal 2025 decrease in intangible amortization reflected certain intangible assets reaching the end of their amortizable lives, and lower amortization following the Company's divestiture of its interest in the SGK Business. Amortization expense is estimated to be $2,977 for the remainder of fiscal 2025, $9,497 in 2026, $8,597 in 2027, $6,702 in 2028 and $5,782 in 2029.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 17.   Legal Matter

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and California's Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims vaguely stated in the complaint are without merit and continues to vigorously defend itself against the allegations in the arbitration.

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, the Company has already filed a motion to compel arbitration and maintains the claims vaguely stated in the complaint filed on February 13, 2025 are also without merit. The Company intends to vigorously defend itself against the allegations.

An estimate of the possible loss or range of loss related to both matters cannot be made at this time given the continued lack of specificity in the applicable pleadings and/or proceedings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla.

Note 18.   Related Party Transactions

In connection with the sale of the Company's interest in the SGK Business, the Company has agreed to provide certain administrative services for Propelis under a Transitional Services Agreement (the “TSA”). The services provided under the TSA include ERP system access and related information technology support; tax, treasury and accounting support; transactional processing such as, invoicing, collections, cash application, purchasing, payroll and payment processing; and certain other services. The Company receives an administrative support fee from Propelis for providing these ongoing services. Such administrative support fees are intended to approximate the underlying cost of providing such services for Propelis. During the third quarter of fiscal 2025, the Company recognized $1,612 of administrative support fees under the TSA, which were included as a component of administrative expense. Sales to and purchase from Propelis were immaterial for the three months ended June 30, 2025. As of June 30, 2025, amounts due to Matthews from Propelis totaled $5,887, which reflected outstanding administrative fees, and net transactional amounts pending settlement under the TSA. Such amounts were included as a component of accounts receivable.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, including statements regarding the anticipated timing and benefits of the joint venture transaction with Propelis Group ("Propelis"), and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include our ability to achieve the anticipated benefits of the joint venture transaction with Propelis that recently closed, changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, including changes in costs due to adjustments to tariffs, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures, and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers, or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, the Company's plans and expectations with respect to its exploration, and contemplated execution, of various strategies with respect to its portfolio of businesses, the Company's plans and expectations with respect to its Board, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2024.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is expected to be a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its printing plates and cylinders business, and its 40% ownership interest in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. As a result, the Company has not recorded earnings or losses for its investment in Propelis during the quarter ended June 30, 2025. See Notes 6, "Investments" and 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information with respect to the Company's sale of its interest in the SGK Business.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”) evaluates the results of operations and makes strategic decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2025 and 2024. Refer to Note 14, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment. Net income was $15.4 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $8.5 million for the nine months ended June 30, 2025 and 2024, respectively. Refer to "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Sales:	(Dollar amounts in thousands)
Memorialization	$203,728	$202,664	$599,834	$632,891
Industrial Technologies	87,901	91,731	249,269	319,241
Brand Solutions	57,748	133,438	329,745	396,910
Consolidated Sales	$349,377	$427,833	$1,178,848	$1,349,042

Adjusted EBITDA:
Memorialization	$42,801	$38,737	$124,451	$122,051
Industrial Technologies	9,047	4,196	16,921	23,846
Brand Solutions	5,004	16,054	32,892	44,317
Corporate and Non-Operating	(12,302)	(14,241)	(38,277)	(43,186)
Total Adjusted EBITDA (1)	$44,550	$44,746	$135,987	$147,028
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2025 were $1.18 billion, compared to $1.35 billion for the nine months ended June 30, 2024.  The decrease in fiscal 2025 sales reflected a sales reduction of $80.2 million resulting from the divestiture of the Company's interest in the SGK Business on May 1, 2025 (see Acquisitions and Divestitures below). The fiscal 2025 sales decline also reflected lower sales in the Industrial Technologies and Memorialization segments. On a consolidated basis, changes in foreign currency exchange rates were estimated to have an unfavorable impact of $1.1 million on fiscal 2025 sales compared to the prior year.
Memorialization segment sales for the first nine months of fiscal 2025 were $599.8 million, compared to $632.9 million for the first nine months of fiscal 2024. The sales decrease principally reflected lower unit sales of caskets, bronze and granite memorial products, and cremation equipment, primarily reflecting a decline in U.S. death rates. These declines were partially offset by improved price realization and the favorable net impact of recently completed acquisitions and divestitures (see Acquisitions and Divestitures below). Industrial Technologies segment sales were $249.3 million for the first nine months of fiscal 2025, compared to $319.2 million for the first nine months of fiscal 2024. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market and coating and converting equipment). The decrease also reflected lower sales of R+S automotive engineering solutions, as the Company has discontinued these product offerings. Fiscal 2025 sales for the Industrial Technologies segment were impacted by customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had a favorable impact of $1.0 million on the segment's sales compared to the prior year. In the Brand Solutions segment, sales for the first nine months of fiscal 2025 were $329.7 million, compared to $396.9 million for the first nine months of fiscal 2024. The decrease in sales primarily reflected the divestiture of the Company's interest in the SGK Business on May 1, 2025. Sales for the SGK Business prior to the divestiture (versus the comparable period of the prior year) reflected higher brand sales in the U.S. and Asia-Pacific regions, improved retail-based sales, increased private-label brand sales, and improved price realization to mitigate inflationary cost increases. These increases were partially offset by lower brand sales in Europe and the impact of unfavorable changes in foreign exchange rates. Brand Solutions segment sales also reflected lower sales for the European cylinders (packaging) business, which was not part of the sale of the SGK Business and remains part of the Company. Changes in foreign currency exchange rates had an unfavorable impact of $1.8 million on the segment's sales compared to the prior year.

Gross profit for the nine months ended June 30, 2025 was $391.8 million, compared to $412.4 million for the same period a year ago. Consolidated gross profit as a percent of sales was 33.2% and 30.6% for the first nine months of fiscal 2025 and fiscal 2024, respectively. The decrease in gross profit reflected a reduction of $19.3 million resulting from the divestiture of the Company's interest in the SGK Business. The gross profit decline also reflected the impact of lower sales, and higher material and labor costs. These decreases were partially offset by the impact of improved price realization, benefits from the realization of productivity improvements and other cost-reduction initiatives, and the favorable net impact of recently completed acquisitions and divestitures within the Memorialization segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $3.9 million and $9.2 million for the nine months ended June 30, 2025 and 2024, respectively.

Selling and administrative expenses for the nine months ended June 30, 2025 were $345.7 million, compared to $347.1 million for the first nine months of fiscal 2024.  Consolidated selling and administrative expenses, as a percent of sales, were 29.3% for

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

the nine months ended June 30, 2025, compared to 25.7% for the same period last year.  Selling and administrative expenses in fiscal 2025 reflected benefits from ongoing cost-reduction initiatives, and a $12.1 million reduction in selling and administrative expenses from the divestiture of the Company's interest in the SGK Business, partially offset by higher compensation costs. Fiscal 2025 selling and administrative expenses included $5.1 million of costs related to the Company's 2025 contested proxy, $8.7 million of net gains on the sales of certain significant property and other assets, $3.5 million of accelerated stock-based compensation costs related to the Company's divestiture of its interest in the SGK Business, and a $2.1 million loss on a small divestiture in the Industrial Technologies segment. Selling and administrative expenses included legal costs related to an ongoing dispute in the Company's energy storage business totaling $14.4 million in fiscal 2025 and $8.1 million in fiscal 2024 (see Legal Matter below). Selling and administrative expenses included fees for receivables sold under a receivables purchase agreement and factoring arrangement totaling $3.3 million in fiscal 2025 and $3.6 million in fiscal 2024. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $8.0 million in fiscal 2025, compared to $5.5 million in fiscal 2024. Intangible amortization for the nine months ended June 30, 2025 was $16.4 million, compared to $27.8 million for the nine months ended June 30, 2024. The fiscal 2025 decrease in intangible amortization reflected certain intangible assets reaching the end of their amortizable lives, and lower amortization following the Company's divestiture of its interest in the SGK Business. During the third quarter of fiscal 2025, the Company recognized a $57.1 million pre-tax gain on the sale of its interest in the SGK Business (See Acquisitions and Divestitures below).

Adjusted EBITDA was $136.0 million for the nine months ended June 30, 2025 and $147.0 million for the nine months ended June 30, 2024. Memorialization segment adjusted EBITDA was $124.5 million for the first nine months of fiscal 2025 compared to $122.1 million for the first nine months of fiscal 2024. The increase in segment adjusted EBITDA reflected the impact of improved price realization, benefits from productivity initiatives, and the favorable net impact of recent acquisitions and divestitures. These increases were partially offset by the impact of lower unit sales, and higher material and labor costs. Adjusted EBITDA for the Industrial Technologies segment was $16.9 million for the nine months ended June 30, 2025 compared to $23.8 million for the nine months ended June 30, 2024. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales of engineered products, partially offset by benefits from cost-reduction initiatives. Adjusted EBITDA for the Brand Solutions segment was $32.9 million for the first nine months of fiscal 2025 compared to $44.3 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected a reduction of $11.0 million resulting from the divestiture of the Company's interest in the SGK Business. Adjusted EBITDA for the SGK Business prior to the divestiture (versus the comparable period of the prior year) reflected the impact of higher labor costs, partially offset by the impact of improved price realization and benefits from cost-reduction initiatives. Brand Solutions segment adjusted EBITDA also reflected declines for the European cylinders (packaging) business, which was not part of the sale of the SGK Business and remains part of the Company.

Interest expense for the first nine months of fiscal 2025 was $47.4 million, compared to $36.9 million for the same period last year. The increase in interest expense reflected higher average interest rates, partially offset by a decrease in average borrowing levels in the current fiscal year.  Other income (deductions), net, for the nine months ended June 30, 2025 represented an increase in pre-tax income of $2.0 million, compared to a decrease in pre-tax income of $2.7 million for the same period last year. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2025 represented a provision of $38.4 million, compared to a benefit of $10.7 million for the first nine months of fiscal 2024. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2025 compared to the same period for fiscal 2024 resulted from consolidated pre-tax income in fiscal 2025 compared to a consolidated pre-tax loss in fiscal 2024, net discrete tax expense related to the divestiture of the Company's interest in the SGK Business, net discrete tax benefits related to adjustments in tax reserves resulting from the progression of tax audits, and recognition of certain previously unrecognized deferred tax assets. The Company’s fiscal 2025 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, discrete tax related to the sale of the Company's interest in the SGK Business, and other net discrete tax benefits. The Company’s fiscal 2024 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to tax credits, jurisdictional tax rate netting, recognition of certain previously unrecognized deferred tax assets and other net discrete tax benefits.

Legal Matter

Refer to Note 17, "Legal Matter" in Item 1 - "Financial Statements" for details related to an ongoing dispute with Tesla.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Related Party Transactions

Refer to Note 18, "Related Party Transactions" in Item 1 - "Financial Statements" for information regarding transactions with Propelis.

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, gains and losses on divestitures, ERP system integration costs, strategic initiatives and other charges (which includes non-recurring charges related to certain commercial and operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, ERP system integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and divestiture and ERP system integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(Dollar amounts in thousands)
Net income	$15,387	$1,777	$2,999	$8,501
Income tax provision (benefit)	43,477	(8,829)	38,391	(10,677)
Income (loss) before income taxes	58,864	(7,052)	41,390	(2,176)
Interest expense, including RPA and factoring financing fees (1)	16,804	14,005	50,668	40,539
Depreciation and amortization *	15,836	23,657	56,571	70,441
Acquisition and divestiture related items (2)**	(9,473)	2,266	6,877	5,565
Strategic initiatives and other items (3)**†	10,315	6,246	16,303	17,128
Gain on sale of SGK Business	(57,103)	—	(57,103)	—
Highly inflationary accounting losses (primarily non-cash) (4)	325	185	1,036	895
Stock-based compensation	8,841	5,331	19,838	14,309
Non-service pension and postretirement expense (5)	141	108	407	327
Total Adjusted EBITDA	$44,550	$44,746	$135,987	$147,028

(1) Includes fees for receivables sold under the RPA and factoring arrangements totaling $1.0 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $3.6 million for the nine months ended June 30, 2025 and 2024, respectively.

(2) Includes certain non-recurring items associated with recent acquisition and divestiture activities and also includes a loss of $2.1 million for the nine months ended June 30, 2025 related to the divestiture of a business in the Industrial Technologies segment (See Note 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements and Supplementary Data"). The fiscal 2025 third quarter amount reflects a reclassification of transaction costs totaling $9.7 million, which have been presented as a component of gain on sale of SGK Business.

(3) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $5.8 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively, and $14.4 million and $8.1 million for the nine months ended June 30, 2025 and 2024, respectively (see Note 17, "Legal Matter" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $207,000 for the three months ended June 30, 2025 and $5.1 million for the nine months ended June 30, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8.7 million for the nine months ended June 30, 2025. Fiscal 2025 also includes loss recoveries totaling $538,000 for the three months ended June 30, 2025 and $1.7 million for the nine months ended June 30, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $7.4 million and $7.1 million for the Memorialization segment, $5.5 million and $5.8 million for the Industrial Technologies segment, $2.4 million and $9.7 million for the Brand Solutions segment, and $596,000 and $1.1 million for Corporate and Non-Operating, for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization was $21.8 million and $20.4 million for the Memorialization segment, $16.8 million and $17.7 million for the Industrial Technologies segment, $15.9 million and $28.9 million for the Brand Solutions segment, and $2.1 million and $3.4 million for Corporate and Non-Operating, for the nine months ended June 30, 2025 and 2024, respectively.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $552,000 and $1.1 million for the Memorialization segment, $9.1 million and $4.5 million for the Industrial Technologies segment, $1.7 million and $1.5 million for the Brand Solutions segment, and income of $10.5 million and costs of $1.4 million for Corporate and Non-Operating, for the three months ended June 30, 2025 and 2024, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $4.3 million and $2.2 million for the Memorialization segment, $15.5 million and $14.3 million for the Industrial Technologies segment, $2.8 million and $2.7 million for the Brand Solutions segment, and $631,000 and $3.5 million for Corporate and Non-Operating, for the nine months ended June 30, 2025 and 2024, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $2.4 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and expenses of $1.1 million and $3.9 million for the nine months ended June 30, 2025 and 2024, respectively. Refer to Note 9, "Restructuring" in Item 1 - "Financial Statements and Supplementary Data" for further details.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $33.9 million for the first nine months of fiscal 2025, compared to net cash provided by operating activities of $43.3 million for the first nine months of fiscal 2024. Operating cash flow for both periods principally included net income adjusted for depreciation and amortization, stock-based compensation expense, gains (losses) on divestitures and sales of assets, other non-cash adjustments, and changes in working capital items. Net changes in working capital items decreased operating cash flow by $50.6 million and $29.2 million in fiscal 2025 and fiscal 2024, respectively. The fiscal 2025 change in working capital principally reflected incentive compensation-related payments, payments of severance and other employee termination benefits, changes in contract assets and liabilities related to revenue recognized using the over time method, and changes in other accounts.

Cash provided by investing activities was $153.2 million for the nine months ended June 30, 2025, compared to cash used in investing activities of $38.6 million for the nine months ended June 30, 2024.  Investing activities for the first nine months of fiscal 2025 primarily reflected capital expenditures of $26.4 million, acquisitions, net of cash acquired, of $57.8 million, proceeds from sale of assets of $14.9 million, proceeds from sale of the SGK Business, net of divested cash, of $228.0 million, proceeds from other divestitures of $2.0 million, and investments and advances of $7.4 million.  Investing activities for the first nine months of fiscal 2024 primarily reflected capital expenditures of $33.2 million, acquisitions, net of cash acquired, of $5.8 million, and purchases of investments of $825,000.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $52.4 million for the last three fiscal years.  Capital spending for fiscal 2025 is currently estimated to be in the range of approximately $30 million to $40 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2025 was $139.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $70.3 million, treasury stock purchases of $12.1 million, dividends of $24.7 million, payments, net of proceeds, on net investment hedges of $22.1 million, and $10.2 million of holdback and deferred purchase price payments related to acquisitions from prior years. Cash used in financing activities for the nine months ended June 30, 2024 was $4.1 million, primarily reflecting proceeds, net of repayments, on long-term debt of $27.8 million, treasury stock purchases of $20.5 million, dividends of $24.1 million, payments of debt issuance costs of $4.7 million, and proceeds from a net investment hedge of $17.4 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at June 30, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $4.2 million and $5.0 million at June 30, 2025 and September 30, 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2025 and September 30, 2024 were $380.4 million and $410.5 million, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at June 30, 2025. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33.5 million). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at June 30, 2025 and 2024 was 4.16% and 4.61%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company has $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $4.4 million and $5.2 million at June 30, 2025 and September 30, 2024, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $110.0 million of receivables as of June 30, 2025 to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA will reduce to $75.0 million as of August 1, 2025, and matures in April 2027.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2025 and September 30, 2024, the amount sold to the Purchasers was $85.6 million and $96.3 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $79.5 million and $58.2 million as of June 30, 2025 and September 30, 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
	(Dollar amounts in thousands)
Gross receivables sold	$231,588	$291,189
Cash collections reinvested	(242,288)	(287,889)
Net cash (reinvested) received	$(10,700)	$3,300

The Company, through its U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at June 30, 2025. The principal amount of receivables sold under this arrangement was $45.8 million and $53.1 million during the nine months ended June 30, 2025 and 2024, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2024, the amount of factored receivables that remained outstanding were $15.7 million. See Note 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements and Supplementary Data" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4.4 million and $3.0 million at June 30, 2025 and September 30, 2024, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €6.0 million ($7.0 million). The facility also provides €14.0 million ($16.4 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €311,000 ($366,000) at June 30, 2025. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 4.16% and 5.88% at June 30, 2025 and 2024, respectively.

Other borrowings totaled $5.8 million and $15.6 million at June 30, 2025 and September 30, 2024, respectively. The weighted-average interest rate on these borrowings was 3.42% and 2.61% at June 30, 2025 and 2024, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2025	September 30, 2024
	(Dollar amounts in thousands)
Notional amount	$225,000	$175,000
Weighted-average maturity period (years)	2.9	3.2
Weighted-average received rate	4.33%	4.85%
Weighted-average pay rate	3.80%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2.2 million ($1.7 million after tax) and $2.6 million ($1.9 million after tax) at June 30, 2025 and September 30, 2024, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $1.9 million ($1.4 million after tax) and $3.8 million ($2.9 million after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of June 30, 2025 and September 30, 2024, respectively. Assuming market rates remain constant with the rates at June 30, 2025, a gain (net of tax) of approximately $252,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	June 30, 2025	September 30, 2024	June 30, 2025		September 30, 2024
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(5,786)		$(5,440)
USD/SEK	June 2026	20,000	20,000	(2,683)		(468)
USD/SGD	August 2026	—	20,000	—		(441)
USD/EUR	August 2026	25,000	25,000	(4,878)		(30)
USD/CAD	May 2025	—	—	—		—
		$126,392	$146,392	$(13,347)	(1)	$(6,379)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $4,506 and $2,156 as of June 30, 2025 and September 30, 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40.2 million at June 30, 2025, of which $17.4 million and $22.8 million were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively. Outstanding advance payment amounts totaled $58.4 million at September 30, 2024, of which $17.4 million and $41.0 million were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively.

During the third quarter of fiscal 2025, certain cross currency swaps were terminated or modified following the sale of the Company's interest in the SGK Business. The Company made payments totaling $37.1 million in connection with the settlement or modification of these cross currency swap contracts.

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

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 48,829 shares remained available for repurchase as of June 30, 2025. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the three months ended June 30, 2025, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of June 30, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Consolidated working capital of the Company was $205.5 million at June 30, 2025, compared to $197.8 million at September 30, 2024.  Cash and cash equivalents were $20.4 million at June 30, 2025, compared to $40.8 million at September 30, 2024.  The Company's current ratio was 1.7 at June 30, 2025 and 1.5 at September 30, 2024, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at June 30, 2025, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2025 Remainder	2026 to 2027	2028 to 2029	After 2029
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$380,785	$—	$366	$380,419	$—
2027 Senior Secured Notes	360,317	—	51,750	308,567	—
Finance lease obligations (1)	22,262	1,881	13,988	5,320	1,073
Non-cancelable operating leases (1)	55,987	5,040	30,951	14,545	5,451
Cross-currency swaps	59,717	—	59,717	—	—
Other (2)	15,593	4,472	8,478	—	2,643
Total contractual cash obligations	$894,661	$11,393	$165,250	$708,851	$9,167
(1) Lease obligations have not been discounted to their present value.
(2) Includes $4,472 of severance and other employee termination benefit obligations, as well as $5,286 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of June 30, 2025, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.1 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. Sales within this

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Following the completion of this transaction, the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 6, "Investments" and 15, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information with respect to the Company's sale of its interest in the SGK Business. The underlying business performance for the Company's investment in Propelis will be influenced by global economic conditions, brand innovation, the level of marketing spending by the investee's clients, government regulation, currency fluctuations, and the ability of the investee to effectively integrate and achieve anticipated synergy benefits from the joint venture.

The Matthews Board of Directors has launched a comprehensive review of strategic alternatives for the Company’s entire portfolio of businesses, which was publicly announced in November 2024. The Board is dedicated to driving long-term value creation, and the strategic alternatives process is a reflection of that commitment. In addition to the recent divestiture of the Company’s interest in the SGK Business, the Company expects to announce several additional initiatives over the course of fiscal 2025 that will focus on driving shareholder value. The Company also initiated cost reduction programs during the fourth quarter of fiscal 2024, which are primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. These cost reduction programs are expected to be completed by fiscal 2026.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Except as set forth in Note 8, "Derivatives and Hedging Activities" in Item 1 - "Financial Statements," there have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2025. For additional information, see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the DTSA and the CUTSA, breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims vaguely stated in the complaint are without merit and continues to vigorously defend itself against the allegations in the arbitration.

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, the Company has already filed a motion to compel arbitration and maintains the claims vaguely stated in the complaint filed on February 13, 2025 are also without merit. The Company intends to vigorously defend itself against the allegations.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, except for the updated risk factors provided below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, in addition to the other information set forth in this report, including the updated risk factors below, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

The Company's results of operations could be impacted if its investment in Propelis Group (“Propelis”) fails to perform as expected. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment to a newly-formed entity, Propelis, in exchange for (i) 40% of the common equity of Propelis, (ii) certain preferred equity interests in Propelis, and (iii) cash consideration. Propelis is unconsolidated with the Company, and the Company is a minority owner therein; as such, the Company is not the ultimate decision-maker with respect to the operations of Propelis or distributions of cash to its unitholders. The Company may realize losses related to its investment in Propelis, which could have a material negative effect on its business, financial condition and results of operations. The Company is subject to customary restrictions on the transfer of its equity interests, limiting the Company's ability to dispose of its equity interests in Propelis. If the Company is unable to manage its interest in Propelis and realize the strategic and financial benefits that it expects, such inability may lead to a material adverse impact on its results of operations.

Changes to U.S. trade policy, including new or increased tariffs and changing import/export regulations, could have a material adverse effect on the Company's operating results. Changes in U.S. or international social, political, regulatory or economic conditions or in laws and policies governing foreign trade, and any potential negative sentiment toward the U.S. as a

Part II - Other Information, Continued
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. Under the current authorization, 48,829 shares remained available for repurchase as of June 30, 2025.

The following table shows the monthly stock repurchase activity for the third quarter of fiscal 2025:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 2025	146,886	$19.79	146,886	287,468
May 2025	220,218	19.90	220,218	67,250
June 2025	18,421	22.02	18,421	48,829
Total	385,525	$19.96	385,525

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II - Other Information, Continued
Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023
	10.1a	Amended Restricted Stock Unit Agreement For Certain Departing SGK Employees, dated May 1, 2025, by and between Matthews International Corporation and Gary R. Kohl*	Exhibit Number 10.1a to the Current Report on Form 8-K filed on May 1, 2025
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven F. Nicola	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Incorporated by reference
a	Represents a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	August 6, 2025	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	August 6, 2025	By: /s/ Steven F. Nicola
Steven F. Nicola, Chief Financial Officer
and Treasurer