Form 10-K
period 2025-09-30
MATTHEWS INTERNATIONAL CORP
filed 2025-11-21
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
__________________________________________________________________________________________________________________________
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended September 30, 2025
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
 Yes ☐                No ☒
The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Class A Common Stock on the Nasdaq Global Select Market on March 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $657.7 million.
As of October 31, 2025, shares of common stock outstanding were: Class A Common Stock 30,795,844 shares.
Documents incorporated by reference: Specified portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

Any forward-looking statements contained in this Annual Report on Form 10-K (including, but not limited to, those contained in Item 1, "Business," Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") are included in this report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Matthews International Corporation and its consolidated subsidiaries (collectively “Matthews” or the “Company”) regarding the future, including statements regarding the anticipated benefits and risks associated with the joint venture transaction with Peninsula Parent LLC, d.b.a. Propelis Group ("Propelis") and the timing thereof, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include risks to our ability to achieve the anticipated benefits of the joint venture transaction with Propelis that closed in fiscal year 2025, changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, including changes in costs due to adjustments to tariffs, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures, and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers, or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, the Company's plans and expectations with respect to its exploration, and contemplated execution, of various strategies with respect to its portfolio of businesses, the Company's plans and expectations with respect to its Board of Directors, and other factors described in Item 1A, "Risk Factors" in this Form 10-K.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law. Matthews posts important information on its investor relations website, available at matw.com/investors. The Company's shareholders are encouraged to review the contents of such website. Notwithstanding the foregoing, the contents of such website are not incorporated into this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS.

Matthews, founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions,

ITEM 1.        BUSINESS, (continued)

including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its cylinders business, and its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 8, "Investments" and 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information with respect to the Company's sale of its interest in the SGK Business.

The Company manages its business under three reporting segments, Memorialization, Industrial Technologies, and Brand Solutions. The following table sets forth reported sales for the Company's business segments for the past three fiscal years. Detailed financial information relating to business segments and to domestic and international operations is presented in Note 22, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data."

	Years Ended September 30,
	2025	2024	2023
Sales to external customers:	(Dollar amounts in thousands)
Memorialization	$809,514	$829,731	$842,997
Industrial Technologies	342,229	433,156	505,751
Brand Solutions	345,946	532,850	532,148
Consolidated Sales	$1,497,689	$1,795,737	$1,880,896

In fiscal 2025, approximately 71% of the Company's sales were made from North America, 24% were made from Europe, 3% were made from Asia, and 2% were made from other regions. For further information on segments, see Note 22, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data." Memorialization segment products are sold throughout the world, with the segment's principal operations located in North America, Europe, and Australia.  The Industrial Technologies segment sells equipment and consumables directly to industrial consumers and distributors in North America and internationally through the Company's subsidiaries in Sweden, Germany and China, and other foreign distributors.  Matthews owns a minority interest in Industrial Technologies product distributors in Asia, Australia and Europe. Prior to the sale of the Company's interest in the SGK Business, products and services of the Brand Solutions segment were sold throughout the world, with principal locations in North America, Europe and Asia.

Memorialization:

The Memorialization segment manufactures and markets a full line of memorialization products used primarily in cemeteries, funeral homes, and crematories. The segment's products, which are sold principally in North America, Europe and Australia, include cast bronze memorials, granite memorials, caskets, cremation-related products, embalming chemicals and related tools/supplies, cremation and incineration equipment and other memorialization products. The segment also manufactures and markets architectural products that are used to identify or commemorate people, places, events and accomplishments.

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

ITEM 1.        BUSINESS, (continued)

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

The segment is a leading manufacturer and distributor of caskets and other funeral home products in North America, producing and marketing metal, wood and cremation caskets. Caskets are offered in a variety of colors, interior designs, handles and trim in order to accommodate specific religious, ethnic or other personal preferences and can also be personalized. The segment is the leading supplier of embalming chemicals, supplies, and instruments in North America. Other specialized funeral home products such as urns, jewelry, interior panels, and stationery are also offered.

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

The segment offers cremation systems, and cremation service and supplies, to the pet and human sector, and standard and specialized incineration systems. The primary market areas for these products and services are North America and Latin America.

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

Waste incineration systems encompass both batch-load and continuous-feed systems for incineration of many waste types, as well as mobile incineration systems, plus equipment for in-loading waste and energy recovery. The principal markets for these products are producers and disposers of low-volume, high-value waste streams, including industrial and hazardous wastes; contraband and pharmaceuticals; animal, medical and pathological wastes; confidential waste and wastes from remote operating sites. The segment also provides consulting services to waste producers and disposers on the design of innovative disposal systems and processes. Other services include commissioning, training, and user support for customers of incineration systems. The principal markets for these services are public agencies, the cremation industry and other industries that utilize incinerators for waste reduction and energy production.

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

ITEM 1.        BUSINESS, (continued)

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

Production capabilities are available in Germany, the Czech Republic and the United States, with design and assembly in Germany, Switzerland, the Czech Republic and the United States. The business is globally active with well-established customer relations.

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

Warehouse automation systems provide the tracking and distribution of a customer's products with software for warehouse execution systems ("WES") and warehouse control systems ("WCS"), order fulfillment technologies, and controls for material handling systems. The fulfillment technologies automate picking, kitting, sorting, assembly, and other material handling tasks. Customers for this business include some of the largest retail, e-commerce, and third-party logistics companies in the United States.

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

Brand Solutions:

The Brand Solutions segment historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the “SGK Business”) to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Following the completion of this transaction, the Company's Brand Solutions segment consists of its cylinders business, and its 40% ownership interest in Propelis.

Propelis was formed through the merger of the SGK Business with SGS & Co., and is a leading global provider of brand solutions. Its broad range of integrated solutions include brand creative, packaging, print solutions, branded environments, and content production. Services are delivered through its family of brands: SGX, Marks, Equator, Collide, and 5Flow. With a combined legacy spanning more than 150 years, Propelis has approximately 10,000 employees in 30+ countries, nearly $1 billion in annual sales, and a diverse client base of over 2,000 leading companies.

ITEM 1.        BUSINESS, (continued)

PATENTS, TRADEMARKS AND LICENSES:

The Company holds a number of trademarks and in excess of 100 domestic and foreign patents for its products and related technologies. In addition, the Company maintains numerous trade secrets that further comprise its portfolio of intellectual property assets. The Company continues to assess, refine and expand its intellectual property portfolio, considering options to pursue additional patent filings and to further develop and continue to maintain processes to identify, inventory and safeguard evolving trade secrets and other intellectual property assets. The Company also enters into agreements with customers that authorize the use of certain intellectual property through various licensing arrangements.

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

Workforce Composition:

As of October 31, 2025, the Company and its majority-owned subsidiaries employed over 5,500 people globally in four continents and more than 145 locations and 18 countries around the world. Its diverse team of talented employees possesses a vast array of skills, including engineering, manufacturing, research and development, plant operations, production, logistics, creative design, and corporate functional services, including legal, information technology, human resources and finance. Many of Matthews’ employees have highly specialized skills and subject-matter expertise in their respective disciplines, enabling the Company to deliver industry leading products and services to its customers throughout the world.

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

Aligned and designed to optimize the Company's HR Strategy, the D&I programming embraces, encourages, and enhances Matthews as an organization that is diverse in culture, talent, and geography. The program focuses on priorities across four key pillars: Infrastructure, Employee Engagement, Talent Acquisition, and Community. Central to these efforts is representing the Company’s diversity across businesses, regions, and cultures. Additional efforts include awareness and education programs, Employee Resource Groups (“ERGs”), and external partnerships that strengthen recruiting and professional development opportunities. The Company stands committed to a culture reflecting the people, clients, customers, and communities it serves.

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

Matthews understands the highly competitive market for talent and believes that to attract and retain top talent, it must offer a comprehensive total rewards package. This encompasses compensation, benefits, and wellbeing programs designed to align with local regulations, market practices, and regional needs. The Company evaluates roles to ensure pay is at market rate and offers annual incentive programs. As a global company, adjustments are made for global and regional market demands.

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
•Access a wide range of learning resources on demand, designed to help prepare employees to meet career aspirations.
•Discover diverse career paths and build the right skills aligned with goals through high-quality content from a variety of sources.
•Enhance skill sets to stay innovative and adaptable in an ever-evolving technological landscape.

Matthews is committed to fostering a culture of continuous learning and development, ensuring all employees have the resources and support they need to succeed.

Succession Management:

The Company’s future success depends upon tomorrow’s leaders. Succession Planning for senior leaders is a key focus area built on the foundation of a structured talent review process for identifying the key roles critical to future success, and the key talent to achieve success. The outputs of this annual process are presented first to the executive team, which then selects a cohort of future leaders to participate in comprehensive leadership programs designed to prepare leaders for enterprise roles, and then presented to the Matthews Board of Directors. The Company believes this investment, which includes classroom learning, assessments, coaching/mentoring and real-time strategic project application, both strengthens the organization for the future, and deepens the commitment of its top talent to be prepared and ready to assume senior roles.

Performance Management:

Connecting employees to the Company's strategy ensures individual effort to a larger goal and strengthens commitment to the organization. The Company supports an annual leadership strategy cascade where each segment, division, group and team identifies and aligns goals and objectives which serve as the basis for individual performance objectives, keeping employees firmly connected to the work and the Company’s collective success. This process is rooted in ongoing coaching and feedback, and measures not just what was accomplished, but how it was accomplished because Matthews believes staying true to its values and key behaviors serves clients better, strengthens culture and keeps employees engaged.

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

Environmental, Health and Safety:

The Company’s leadership team is committed to integrating Environmental, Health, and Safety ("EHS") principles into the Company's business strategy and operations, as it is one of the Company’s core values. The Audit Committee of the Board of Directors provides oversight of these efforts by meeting with EHS staff to review policies and practices, assess program effectiveness, and evaluate compliance with applicable regulations. Matthews continually improves its EHS management system and performance by setting measurable EHS objectives and targets, regularly reviewing progress, and implementing corrective actions when necessary. A safe and healthy work environment can only be achieved through active participation. Employees at all levels are encouraged and empowered to report hazards, participate in safety programs, and suggest improvements.

ITEM 1.        BUSINESS, (continued)

BACKLOG:

The Company's current backlog is expected to be mostly filled in fiscal 2026. Cremation and incineration equipment sales backlogs vary in a range of four to six months of sales. Backlogs vary in a range of approximately nine to twelve months of sales for mausoleums. Backlogs are generally in excess of a year for purpose-built machinery projects. Backlogs for warehouse automation and fulfillment systems generally vary in a range depending on size of the project from several weeks up to ten to twelve months for custom systems. Backlogs for Product Identification are generally up to four weeks for standard products.

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

AVAILABLE INFORMATION:

The Company's principal executive offices are located at Two NorthShore Center, Pittsburgh, Pennsylvania 15212, its telephone number is (412) 442-8200 and its website is www.matw.com.  The Company files or furnishes all required reports with the Securities and Exchange Commission ("SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on the Company's website as soon as reasonably practicable after being filed or furnished to the SEC. The Company's reports filed or furnished with the SEC, including exhibits attached to such reports, are also available on the SEC's website at www.sec.gov.

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

Company-Specific Risk Factors:

The Company's international sales and operations expose the Company to significant risks and failure to manage those risks could materially adversely impact the Company's business.  The Company conducts business in more than 18 countries around the world, and in fiscal 2025 approximately 30% of the Company's sales were made from locations outside the United States. In addition, the Company's manufacturing operations, suppliers and employees are located in many places around the world. As such, the Company's future success depends in part on its ability to grow sales in non-U.S. markets. Sales and operations outside of the United States are subject to certain inherent risks. The Company anticipates that future sales to international customers will continue to account for a significant percentage of its revenues. Risks associated with the Company’s international sales and operations include, but are not limited to:

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
•competition from foreign businesses that do not have access to U.S. markets; and
•challenges relating to managing a global workforce with diverse cultures, backgrounds and labor laws.

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

ITEM 1A.    RISK FACTORS, (continued)
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

Increased prices for raw materials or shortages could adversely affect the Company's results of operations and cash flows. The Company's profitability is affected by the prices of the raw materials used in the manufacture of its products. These prices may fluctuate based on a number of factors, including changes in supply and demand, domestic and global economic conditions, volatility in commodity markets, currency exchange rates, labor costs, tariffs and fuel-related costs. If suppliers increase the price of critical raw materials, alternative sources of supply or alternative materials may not exist or be readily available. In addition, disruptions in the global supply chain may cause prices for raw materials to increase. See "The Company faces additional global supply chain risks and risks of interruption of requisite logistics and transportation services, including as a result of the Company's reliance on limited suppliers and vendors for certain components, materials, and services."

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

The Company's balance sheet includes a significant amount of goodwill and intangible assets. An impairment in the carrying value of goodwill could negatively impact the Company's consolidated results of operations and total assets. The Company has recorded a significant amount of goodwill and intangible assets in its consolidated financial statements resulting from acquisition activities and has in the past recorded, and may in the future record, significant charges for impairment of goodwill and intangible assets. The Company tests, at least annually, the carrying value of goodwill for impairment. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. For example, during the fiscal year ended September 30, 2024, Matthews recorded a $16.7 million goodwill write-down with respect to its Surfaces and Engineering reporting unit. See Note 24, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data” for further details. If Matthews concludes that any further goodwill or intangible asset values are impaired, for reasons that may include, but are not limited to, underperformance in one or more reporting segments against

ITEM 1A.    RISK FACTORS, (continued)
forecast levels; changes in the Company’s business strategy, structure, and/or the allocation of resources; the inability of acquisitions to achieve expected operating results; a decline in the Company’s stock price for a sustained period; a potential recession or other disruption; or interest rate increases or other factors, any resulting non-cash impairment charge could have a material adverse effect on Matthews’ business, results of operations and financial condition.

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

Global conflicts may impact the Company's business and the markets in which the Company operates. Global conflicts, such as the war in Ukraine, could impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of its employees and other personnel, specifically those who are based in the affected region. The Company has employees who are based in Eastern Europe, including Russia, who may be affected by the ongoing hostilities. The Company additionally has property, plant and equipment in or around the affected region. The continuing impact of this war and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, is still evolving and unknown; however it could disrupt the Company’s ability to work with certain parties. Similarly, the Company has employees based in the affected region and works with third-party providers from other parts of the world that may be affected by hostilities.

Uncertainty relating to war or similar conflicts, including the current war between Russia and Ukraine, may adversely affect the Company's business, which could materially and adversely affect the Company's results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to the Company's global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Similar uncertainties may arise in connection with other ongoing hostilities or future hostilities.

While the hostilities continue, and perhaps even thereafter, the Company may see increased volatility in financial markets, which may impact equity markets generally, including the Company’s stock price, and make it more difficult for the Company to raise additional capital at a strategically advantageous time or to obtain financing upon acceptable terms. All or any of these risks, separately or in combination, could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

The Company faces risks in connection with acquisitions, divestitures and business combinations, including the Company's ability to identify or successfully complete any such acquisitions, divestitures or business combinations, to effectively integrate acquired businesses or to effectively manage the remaining business or the combined business. The Company has evolved, in part, through acquisitions and continues to evaluate acquisition, divestiture and business combination opportunities that have the potential to support and strengthen its businesses, and any such future acquisitions, divestitures or business combinations may be material. There is no assurance, however, that future acquisition, divestiture or business combination opportunities will arise, or that if they do, that they will be consummated. In addition, acquisition, divestitures and business combinations involve inherent risks that the businesses acquired, or the combined or remaining business, will not perform in accordance with expectations, or that synergies expected from an acquisition, divestiture or business combination will not be achieved as rapidly as expected, or at all. The Company's pre-transaction diligence review may not discover or accurately quantify certain undisclosed liabilities, and the Company may not be indemnified for such liabilities, which could have an adverse effect on the acquired business, the remaining business or the combined business. Failure to effectively integrate acquired businesses or effectively manage the remaining business or the combined business could prevent the realization of expected rates of return on the investment, including the achievement of cost-reduction objectives, and could have a negative effect on the Company's results of operations and financial condition.

The Company's results of operations could be impacted if its investment in Propelis fails to perform as expected. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment to a newly-formed entity, Propelis, in exchange for (i) 40% of the common equity of Propelis, (ii) certain preferred equity interests in Propelis, and (iii) cash consideration. Propelis is unconsolidated with the Company, and the Company is a minority owner therein; as such, the Company is not the ultimate decision-maker with respect to the operations of Propelis or distributions of cash or other property to its unitholders. Propelis’ business is subject to significant risks, including competition from other brand solution providers on the basis of price, requirements from global customers that their suppliers, including Propelis, be global in scope, fluctuations in demand for brand solutions and concentration of product solutions offerings to a single vertical. Should some or all of these risks, or other risks the Company has not yet identified come to fruition, the Company may realize losses related to its investment in Propelis, which could have a material negative effect on its business, financial condition and results of operations and cause the Company’s financial results to differ from expectations in any given period or over the long-term.

ITEM 1A.    RISK FACTORS, (continued)
In addition, like all joint ventures, this one involves a number of specific risks and challenges, including but not limited to the following:
•Joint ventures require significant managerial attention, which may be diverted from the Company’s other operations
•The Company is subject to customary restrictions on the transfer of its equity interests, limiting the Company's ability to dispose of its equity interests in Propelis.
•If there is a change in ownership, a change of control, a change in management or management philosophy, a change in business strategy or another event with respect to the Company’s joint venture partner, it could adversely impact the joint venture and, therefore, adversely impact the Company.
•The Company’s joint venture partner may fail to satisfy contractual obligations.
•Conflicts may arise with the Company’s joint venture partner, related to, for example, the scope of the respective rights, responsibilities and obligations of each party in the joint venture.
•The Company’s joint venture partner may be unable or unwilling to support actions that the Company believes are in the best interests of the joint venture or may have economic or business interests or goals that are inconsistent with the Company’s interests. These risks are of particular importance given that the Company holds a minority interest in the joint venture.
•The Company’s joint venture partner may take actions that cause harm to the Company’s reputation.

If the Company is unable to manage its interest in Propelis and realize the strategic and financial benefits that it expects, such inability may lead to a material adverse impact on its results of operations.

If the Company is unable to adequately protect the Company's intellectual property, the Company's business, financial condition or results of operations could be materially and adversely affected. Certain of the Company's businesses rely on various intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as confidentiality provisions and licensing arrangements, to establish proprietary rights. If the Company does not enforce, or is unsuccessful in enforcing, its intellectual property rights, its competitive position may suffer, which could harm the Company's operating results and have a material adverse effect on the Company's business. In addition, the Company's patents, copyrights, trademarks and other intellectual property rights, including its trade secrets, may not provide a significant competitive advantage. The Company may need to spend significant resources monitoring its intellectual property rights and may or may not be able to detect infringement by third parties. The Company's competitive position may be harmed if it cannot detect infringement and enforce its intellectual property rights quickly or at all. In some circumstances, the Company may choose to not pursue enforcement because an infringer has a dominant intellectual property position or for other business reasons, such as the expense of litigation against a well-resourced adversary. In addition, competitors might avoid infringement by designing around the Company's intellectual property rights or by developing non-infringing competing technologies. Intellectual property rights and the Company's ability to enforce them may be unavailable or limited in some countries which could make it easier for competitors to capture market share and could result in lost revenues.

Intellectual property infringement assertions by third parties, including those of Tesla, Inc. ("Tesla"), could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation. The Company actively manages its businesses to ensure compliance under contractual commitments with its customers, including matters related to intellectual property rights. While the Company believes it has complied with its obligations in this regard and has not infringed on the intellectual property of third parties, the Company cannot ensure that third parties will not assert claims, meritorious or otherwise. For example, while the Company has attempted to work under the terms of its existing contracts with Tesla to affirm the ownership of its intellectual property, in June 2024, Tesla filed a complaint against the Company (the “Tesla Complaint”) alleging trade secret misappropriations under the Defend Trade Secrets Act (the “DTSA”) and the California Uniform Trade Secrets Act (the “CUTSA”), for breach of contract and unfair business practices relating to the dry battery electrode solutions arising from the Company's advanced rotary processing and calendering technologies. In addition, on February 13, 2025, Tesla filed an additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. The Company cannot predict whether the assertions in the Tesla Complaint or other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect the Company's business, financial condition and operating results. The defense of these claims, including the Tesla Complaint, and any future infringement claims, whether they are with or without merit or are determined in the Company's favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute, including the dispute with Tesla, may require the Company to pay damages; cease making, licensing, or using products or offering services that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign the Company's offerings; or enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary intellectual property, which may be unavailable on terms acceptable to the Company, or at all. Even if these matters do not result in litigation or are resolved in the Company's favor or without significant cash settlements, the time and

ITEM 1A.    RISK FACTORS, (continued)
resources necessary to resolve them could adversely affect the Company's business, reputation, financial condition and operating results.

The Company is subject to environmental laws and regulations, as well as environmental remediation and compliance that may lead to significant unforeseen expenses. The Company is subject to the risk of environmental liability and limitations on its operations due to environmental laws and regulations. The Company is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal, and the investigation and remediation of contamination. The risks of potentially substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of the Company's business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs. Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than the Company anticipates, and there is no assurance that significant expenditures related to such compliance will not be required in the future.

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

The equity income the Company reports from Propelis is reported on a three-month lag basis, which impacts the quarterly and fiscal year timing of when Propelis’ results and synergies are reflected in the Company's financial statements. The Company accounts for the Company's 40% interest in Propelis using the equity method of accounting on a three-month lag basis, which impacts the quarterly and fiscal year timing of when Propelis' results and synergies are reflected in the equity income from Propelis included in the Company's financial statements. Propelis' quarterly results are not reflected in the equity income reported in the Company's consolidated financial statements until the Company's quarterly period ending three months after the end of the related Propelis three-month period.

The Company relies on third parties and their systems for a variety of services, including significant information technology services, and the failure of these third parties to provide these services could disrupt the Company's business. The Company has entered into agreements with a variety of third-party providers for information technology services, including telecommunications, network server maintenance, cloud computing and transaction processing services. In addition, Matthews has agreements through which it has outsourced certain activities related to the operations of the Company’s business segments. A provider’s ability to provide services could be disrupted for a variety of reasons, including, among others, software errors or design faults, human error, security breaches, power loss, telecommunications failures, equipment failures, electrical disruptions, labor issues, vandalism, fire, flood, extreme weather, terrorism and other events beyond their control. If one or more of Matthews’ providers is unable to provide adequate or timely services, the Company’s ability to deliver products and services to customers could be adversely affected. Matthews cannot completely eliminate the risk of such disruptions, many of which are impacted by events outside of the Company’s control. Any significant disruption could harm the Company’s business, including damage to brands and loss of customers. Additionally, although Matthews believes that most of these services are available from numerous sources, a failure to perform by one or more of the providers could cause a material disruption in the Company’s business and an increase in expense while it works to obtain alternative services. Additionally, while the Company has policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing Matthews’ financial, legal, reputational and operational risks.

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

The Company operates in a regulated environment that requires the Company's compliance with laws and regulations. Non-compliance could subject the Company to sanctions and materially adversely affect the Company's business. Due to the international scope of the Company's operations, Matthews is subject to a complex system of commercial and trade regulations around the world, and the Company's foreign operations are governed by laws, rules and business practices that often differ from those of the United States. The Company cannot predict the nature, scope or effect of future regulatory requirements to which the Company's operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on the Company's business and results of operation. For example, recent years have seen an increase in the development and enforcement of laws and regulations regarding trade compliance, economic sanctions, anti-money laundering, and anti-corruption, such as the FCPA and similar laws in other countries. While Matthews maintains a variety of internal policies and controls and takes steps, including periodic training and internal audits, that the Company believes are reasonably calculated to discourage, prevent and detect violations of such laws, the Company cannot guarantee that such actions will be effective or that individual employees will not engage in inappropriate behavior in contravention of the Company's policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt the Company's business, and could materially and adversely affect the Company's reputation, business and results of operations or financial condition. Further, the Company is subject to laws and regulations, worldwide, affecting its operations outside the United States in areas including, but not limited to, intellectual property ownership and infringement, tax, customs, import and export requirements, economic sanctions, anti-money laundering, anti-corruption and anti-bribery, foreign exchange controls and cash repatriation restrictions, foreign investment, data privacy requirements, anti-competition, pensions and social insurance, employment, and environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive and requirements may differ across jurisdictions. Further, the promulgation of new laws, changes in existing laws and abrogation of local regulations by national laws may have a negative impact on the Company's business and prospects. In addition, certain laws and regulations are relatively new and their interpretation and enforcement involve significant uncertainties. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

Risks Related to the Company's Securities:

The Company's business could be negatively affected as a result of actions of activist shareholders. Activist shareholders have previously nominated candidates for election to the Company's Board of Directors, resulting in a proxy contest, and may do so again in the future. If the Company becomes engaged in a proxy contest with an activist shareholder in the future, the Company's business could be adversely affected because: responding to public proposals and director nominations, special meeting requests and other actions by activist shareholders can disrupt the Company's operations, be costly and time-consuming, and divert the attention of the Company's management and employees; perceived uncertainties as to the Company's future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; cause an event of default under the Company's credit facilities or other agreements due to a change in control (i) if either the Company sustains a series of successful proxy contests or, (ii) if the Company's shareholders approve an amendment to the Company's Amended and Restated Articles of Incorporation to declassify the Company's Board of Directors and following such amendment a shareholder successfully engages in a proxy contest; and

ITEM 1A.    RISK FACTORS, (continued)
claims made by activist shareholders in connection with a proxy contest or otherwise may harm the Company's reputation, damage the Company's relations with customers, employees and business relations such as suppliers, or otherwise impair the Company's business. In addition, pursuit of an activist shareholder’s agenda may adversely affect the Company's ability to effectively implement the Company's business strategy and create additional value for the Company's shareholders. Activist investors may seek to influence the Company's corporate strategy, governance, capital allocation, or structure through public campaigns, proxy contests, or direct engagement with the Company's Board of Directors. While the Company values constructive input from shareholders, actions by activist investors could result in significant disruption to the Company's operations, divert management attention, and lead to short-term decision-making that may not align with the Company's long-term strategic goals. In particular, activist investors may advocate for a breakup of the Company through spin-offs, divestitures, or other structural changes. While such proposals may be positioned as enhancing shareholder value, there is no assurance that any resulting transactions would be successful or in the best interests of all shareholders. A breakup could result in: Loss of operational synergies and scale efficiencies; Increased costs associated with separation, including legal, tax, and restructuring expenses; Reduced strategic flexibility and competitive positioning; Potential adverse impacts on employee morale, retention, and recruitment; Market uncertainty and volatility in the Company's stock price. Moreover, if a breakup is pursued under pressure rather than through a deliberate strategic process, it may lead to suboptimal outcomes, including undervaluation of assets or businesses, weakened financial performance, and diminished shareholder returns. These risks could materially and adversely affect the Company's business, financial condition, and results of operations.

The market price for the Company's common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair the ability to finance strategic transactions with the Company's stock and otherwise harm the Company's business. The Company's stock price has experienced significant price and volume volatility for the past several years, and the Company's stock price is likely to experience significant volatility in the future. The trading price of the Company's common stock may be influenced by factors beyond the Company's control, such as the volatility of the financial markets, uncertainty surrounding domestic and foreign economies, conditions and trends in the markets the Company serves, changes in the estimation of the future size and growth rate of the Company's markets, publication of research reports, and recommendations by financial analysts relating to the Company's business, the business of competitors, or the industries in which the Company operates and compete, changes in market valuation or earnings of competitors, legislation or regulatory policies, practices, or actions, sales of the Company's common stock by principal shareholders, actions or other announcements by activist shareholders regarding the Company's business or the trading price of the Company's common stock, and the trading volume of the Company's common stock. The historical market prices of the Company's common stock may not be indicative of future market prices and the Company may be unable to sustain or increase the value of the Company's common stock. The Company has historically used equity incentive compensation as part of the Company's overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in the Company's stock price. Significant declines in the Company's stock price may also interfere with the ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with the Company's stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in the Company's stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in the Company's stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or the Company's industries in particular, could have the effect of diverting management’s attention and could materially harm the Company's business.

The Company's Amended and Restated Articles of Incorporation grants the Company's board of directors the power to designate and issue additional shares of common and/or preferred stock. The Company's authorized capital consists of 70,000,000 shares of common stock and 10,000 shares of preferred stock. In addition, there are authorized 30,000,000 shares of Class B Common Stock, none of which are outstanding and all of which have previously converted into shares of Class A Common Stock and may not be reissued. The Company's preferred stock may be designated into series pursuant to authority granted by the Company's Amended and Restated Articles of Incorporation (the “Articles of Incorporation”), and on approval from the Company's board of directors (the “Board of Directors” or “Board”). The Board of Directors, without any action by the Company's common shareholders, may designate and issue additional shares of preferred stock in such classes or series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of the Company's common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of the Company's common stock.

ITEM 1A.    RISK FACTORS, (continued)
Provisions of the Company's charter documents or Pennsylvania law could discourage, delay or prevent the Company from being acquired even if being acquired would be beneficial to the Company's shareholders and could make it more difficult to change management. The Articles and the Amended and Restated Bylaws contain a number of provisions relating to corporate governance and to the rights of the Company’s shareholders. Certain of these provisions may have a potential “anti-takeover” effect by delaying, deferring or preventing a change of control of the Company. In addition, certain provisions of Pennsylvania law may have a similar effect. See “Anti-takeover Effect of the Company’s Governing Documents and Pennsylvania Business Corporation Law” included in the Description of Securities filed as Exhibit 4.4 to this Annual Report on Form 10-K for a description of such provisions. Such provisions may have the effect of delaying or preventing a change in control of the Company, even if such transaction would be beneficial to most or all of the shareholders.

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

The Company is subject to various risks related to the local and international nature of the Company's business, including domestic and foreign laws, regulations and standards. In recent years, there have been significant shifts in governments’ priorities with respect to enforcing such laws, regulations and standards. Notwithstanding such shifts, failure to comply with such laws and regulations or the occurrence of unforeseen developments such as litigation, investigations, governmental proceedings or enforcement actions could adversely affect the Company's business. In recent years, a number of new laws and regulations have been adopted, new executive orders have been announced, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. For example, since taking office, the current administration of the U.S. government has sought to adopt new regulations and policies and to suspend, revise or rescind prior policies that are identified as conflicting with the administration’s position, which has resulted in increased regulatory uncertainty. Any changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations could increase the Company's costs of doing business or impact the Company's operations. Failure to comply with any of these laws, regulations and standards has in the past and may in the future result in civil, criminal, monetary and non-monetary penalties as well as potential damage to the Company's reputation. Furthermore, while the Company has implemented policies and procedures designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that associates, contractors or agents will not violate such laws, regulations and standards or the Company's policies. Any failure to comply with or violation of the various laws, regulations and standards to which the Company is subject could individually or in the aggregate have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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
The Company relies on information technology to operate the Company's business. Security breach incidents and breakdowns of information technologies, or failure to comply with laws governing data privacy and data protection, could disrupt the Company's operations, subject the Company to legal claims, and impact the Company's financial results. In the course of business, the Company collects and stores sensitive data and proprietary business information. The Company could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. Security breaches of the Company's network or data, including physical or electronic break-ins, vendor service outages, computer viruses, attacks by hackers or similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Although the Company is not aware of

ITEM 1A.    RISK FACTORS, (continued)
any significant incidents to date, if it is unable to prevent, detect and timely remediate such security or privacy breaches, its operations could be disrupted or the Company may suffer legal claims, reputational damage, financial loss, property damage, or regulatory penalties because of lost or misappropriated information. The Company expects that compliance with laws governing data privacy and data protection will require ongoing investment in systems, policies and personnel and will continue to impact Matthews’ business in the future by increasing legal, operational and compliance costs. There can be no assurance that the Company’s efforts will meet the evolving standards imposed by governmental and regulatory agencies, including data protection authorities, with respect to standards that may be adopted in the future. If the Company is found or suspected to have violated data privacy or data protection laws, it may be subject to potential private consumer, business partner or securities litigation, regulatory inquiries, governmental investigations and proceedings, and may incur damage to its reputation. Any such developments may subject Matthews to material fines and other monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight, all of which could have a material adverse effect on the Company’s business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.  CYBERSECURITY.

Cybersecurity Program

Matthews depends on integrated information systems to conduct its business. The Company recognizes the importance of maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its systems and data. Accordingly, the Company has implemented a cybersecurity program designed to protect its information systems and to assess, identify and manage material risks from cybersecurity threats. Matthews’ cybersecurity risk management program is aligned to its business strategy. This comprehensive program addresses acceptable use, risk management, data privacy, incident management and reporting, identity and access management, third-party management, physical security, and vulnerability identification.

ITEM 1C.    CYBERSECURITY, (continued)
Risk Management and Strategy

Matthews uses a risk-based, cross-functional approach to manage risks from cybersecurity threats according to the nature and sensitivity of the data and the criticality of the systems to operations. In general, Matthews focuses on preserving the confidentiality, security, and availability of its information and information systems and mitigating and responding effectively to cybersecurity incidents and threats.

Matthews’ approach to information security follows a defense-in-depth methodology in which security is embedded throughout system architecture. The Company’s cybersecurity framework leverages internationally recognized Center for Internet Security (CIS v.8) standard and other internationally recognized frameworks. Technical controls rely on proven technologies, such as network-based intrusion detection systems, next generation firewalls with advanced threat detection, secure server networks, demilitarized zones, and endpoint detection and response capabilities. Security techniques, such as encryption at rest and encryption in transit, are used to incorporate relevant practices. The Company also has policies and procedures in place designed to maintain compliance with relevant cybersecurity and data privacy laws and regulations in the jurisdictions in which the Company operates, such as the European Union GDPR and the California Consumer Privacy Act.

Continuous monitoring of the Company’s networks and systems for threats and vulnerabilities is a key component of its strategy, supported by the analysis of threat intelligence from external sources. This multi-layered approach enables early detection and facilitates prompt response to potential cybersecurity threats. Matthews regularly reviews and updates its cybersecurity strategies, policies and procedures, taking into consideration the latest advancements in cybersecurity practices and changes to the threat landscape.

The Company also maintains a vulnerability management program where cybersecurity risks are identified, classified, and addressed and periodically conducts penetration testing through an independent third-party assessor. Matthews continues to invest in internal and external tools to better detect, patch, monitor, and restore systems. However, patch and vulnerability management, including for products and information assets, remains a complex and key risk that may lead to future exploits, security breaches and service disruption.

Matthews also integrates security measures into its digital products and services, although product security risks and legal compliance requirements will both continue to evolve and grow more complex. The Company’s product security efforts are informed in part by key tenets of various industry security standards. As part of its efforts, Matthews conducts risk assessments and prioritizes security validation for certain of its products.

The Company conducts cybersecurity tabletop exercises to enhance mitigating controls and incident response preparedness. When management deems it advisable, the Company engages third parties, including consultants, advisors, auditors and legal counsel, to assist with security and maturity assessments, security operations, employee training and awareness, compliance, penetration testing, network and endpoint monitoring, threat intelligence, and vulnerability management.

The Company’s cybersecurity risk management processes extend to the oversight and identification of cybersecurity threats presented by third-parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems. Matthews uses a number of means to assess cyber risks related to its third-parties, including processes governing interconnections with third-party systems and regular review of critical vendors’ cybersecurity positions for potential risks. Third-party service provider assessments begin during onboarding and continue throughout the relationship, based upon an assessment of third-party risk. Those assessments include review of System and Organization Controls ("SOC") 1 and SOC 2 reports (as each such report is defined by the American Institute of Certified Public Accountants), and direct interaction with key vendors to assess and address risks. Contracts with third-party service providers contain appropriate protective provisions for the Company including audit rights, third-party notification obligations, and security requirements for the retention of data.

The Company regularly deploys mandatory cybersecurity training courses to all employees, and all new hires are required to take cybersecurity training when they receive their Company computer. Failure to complete the training in a timely fashion results in the employee’s system access being suspended until completion. Management also regularly conducts "phishing" exercises to test the effectiveness of its training programs. The results of these exercises are reported to the Audit Committee. Employees also receive frequent newsletters highlighting cybersecurity developments as well as targeted email messages, as appropriate.

Matthews maintains a cybersecurity Incident Response Plan and establishes cybersecurity contingency plans that outline roles, responsibilities, and procedures for handling cybersecurity incidents. In the event of a cybersecurity incident, designated personnel including members of Information Technology ("IT"), finance, legal, communications, human resources and any

ITEM 1C.    CYBERSECURITY, (continued)
affected unit or department are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements.

Matthews has also established a cross-functional Artificial Intelligence ("AI") Council to ensure that artificial intelligence is used legally, ethically, effectively, and commercially successfully across its business. The Matthews AI Council includes key members of its IT and legal functions, including its Chief Information Security Officer (“CISO”). The Matthews AI Council serves as an extension of its cybersecurity program with a specific focus on artificial intelligence systems.

The Company maintains cybersecurity insurance coverage intended to protect against loss of business and other related consequences resulting from cyber incidents. Matthews reviews its insurance coverage annually for adequacy against operations and information systems. However, there can be no assurance that the Company’s cyber liability insurance coverage will be available to it or provide adequate coverage in the event of a cybersecurity incident.

Notwithstanding the vigorous approach Matthews takes to cybersecurity, the Company may not always be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on it. Matthews has experienced cyber-attacks in the past and, while none of these cyber-attacks resulted in a material disruption to the Company’s business, Matthews may experience additional cyber-attacks in the future. As of the filing of this Form 10-K, the Company is not aware of any such attacks that have occurred since the beginning of fiscal 2025 that have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. While the Company has implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, the Company may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, refer to Item 1A - “Risk Factors - The Company relies on information technology to operate the Company's business. Security breach incidents and breakdowns of information technologies, or failure to comply with laws governing data privacy and data protection, could disrupt the Company's operations, subject the Company to legal claims, and impact the Company's financial results.”

Governance

Board of Directors Oversight

At Matthews, the Audit Committee of the Board of Directors is responsible for overseeing the Company's cybersecurity risk management efforts. The Company’s Audit Committee regularly reviews and evaluates cybersecurity risks, the design and effectiveness of the Company’s cybersecurity program, as well as its contingency plans, and the procedures and policies implemented by management to identify, manage, and mitigate such risks. The Chief Information Officer (“CIO”) and CISO provide regular reports to the Audit Committee, which include information about cyber-risk management, the effectiveness of the Company's cybersecurity framework, direct or emerging threats to the Company, program maturity and strategy, third-party risk management, and benchmarking against its industry peers.

Management’s Role Managing Risk

Matthews’ CIO and CISO are primarily responsible for assessing and managing cybersecurity risks. The CIO reports directly to the Company’s Chief Financial Officer, and the CISO reports to the CIO. The CIO, CISO, and the Company's cybersecurity team have decades of experience in various roles managing information security, developing cybersecurity strategy and implementing, planning and operationalizing a comprehensive global IT infrastructure. In addition, the Company’s legal team dedicates full-time internal resources to support the CISO in assessing and addressing compliance issues related to the various data protection and data privacy considerations arising from regulations, statutes and laws in the jurisdictions the Company operates.

The CISO is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents. With the support of legal, the CISO is responsible for global regulatory compliance related to cybersecurity regulations and industry standards. The CISO also advises on the implementation of cybersecurity risk management in the Company’s products and services as they are being developed.

As part of its risk management process, the Matthews management team also identifies, assesses and evaluates risks impacting the Company’s operations, including those risks related to cybersecurity, and raises them for internal discussion, and where it is determined to be appropriate, issues are also raised to the Board of Directors for consideration.

ITEM 2.  PROPERTIES.

The Company's facilities provide adequate space for meeting its near-term production requirements. The Company believes that its existing facilities are suitable for the conduct of its businesses. Significant principal properties of the Company and its majority-owned subsidiaries as of October 31, 2025 were as follows (properties, which are unencumbered, are owned by the Company except as noted):

Location	Description of Property
Memorialization:
Apopka, FL	Manufacturing / Division Offices
Aurora, IN	Manufacturing
Colorno, Italy	Manufacturing
Dallas, TX	Distribution Hub	(1)
Dandenong, Australia	Manufacturing	(1)
Elberton, GA	Manufacturing
Fontana, CA	Distribution Hub	(1)
Harrisburg, PA	Distribution Hub	(1)
Indianapolis, IN	Distribution Hub	(1)
Mississauga, Canada	Manufacturing / Division Offices
Monterrey, Mexico	Manufacturing	(1)
Pittsburgh, PA	Manufacturing / Division Offices
Richmond, IN	Manufacturing
Searcy, AR	Manufacturing
Stone Mountain, GA	Distribution Hub	(1)
Whittier, CA	Manufacturing	(1)
York, PA	Manufacturing
Industrial Technologies:
Cincinnati, OH	Manufacturing / Distribution
Fribourg, Switzerland	Manufacturing	(1)
Gothenburg, Sweden	Manufacturing / Distribution	(1)
Holoubkov, Czech Republic	Manufacturing
Lima, Costa Rica	Manufacturing	(1)
Mönchengladbach, Germany	Manufacturing	(1)
Pewaukee, WI	Manufacturing	(1)
Pittsburgh, PA	Division Offices
San Antonio, TX	Manufacturing
Vreden, Germany	Manufacturing	(2)
Brand Solutions:
Izmir, Turkey	Manufacturing
Corporate and Administrative Offices:
Pittsburgh, PA	General Offices
(1)These properties are leased by the Company under operating lease arrangements.
(2)The Vreden, Germany location represents a shared facility for both the Industrial Technologies and Brand Solutions segments.

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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims vaguely stated in the complaint are without merit and continues to vigorously defend itself against the allegations in confidential arbitration.

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also recently been compelled to confidential arbitration by the United States District Court for the Northern District of California. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations in the confidential arbitration.

The Company is also defending a separate new confidential arbitration demand, initiated by Tesla on September 8, 2025, which alleges claims for breach of express warranty, declaratory relief, and breach of contract. The arbitration demand seeks declaratory relief and actual damages, plus interest and costs.

An estimate of the possible loss or range of loss related to the foregoing matters cannot be made at this time given the continued lack of specificity in the pending proceedings and/or the applicable pleadings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla.

As of the date of the filing of this Annual Report on Form 10-K, the Company does not expect these matters will have a material adverse effect on Matthews' financial condition, results of operations or cash flows. Sales relating to dry battery electrode solutions were approximately 4% of the Company's sales for fiscal 2025. For a discussion of the risks to the Company associated with this matter, see Item 1A - "Risk Factors - Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation."

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

The following information is furnished with respect to officers and executive management as of October 31, 2025:

Name	Age	Positions with Registrant
Joseph C. Bartolacci	65	President and Chief Executive Officer
Ronald C. Awenowicz	56	Senior Vice President, Human Resources
Davor Brkovich	57	Chief Information Officer
Steven D. Gackenbach	62	Executive Vice President (Group President, Memorialization)
Lee A. Lane	57	Executive Vice President (Group President, Industrial Technologies and Matthews Environmental Solutions)
Steven F. Nicola	65	Chief Financial Officer and Treasurer
Brian D. Walters	56	Executive Vice President, General Counsel, and Corporate Secretary

Joseph C. Bartolacci was appointed President and Chief Executive Officer effective October 2006.

Ronald C. Awenowicz was appointed Senior Vice President, Human Resources effective July 2021. Prior thereto, he served as Vice President of Americas Human Resources since May 2020.

Davor Brkovich was appointed Chief Information Officer effective November 2019.

Steven D. Gackenbach was appointed Executive Vice President (Group President, Memorialization) effective October 31, 2011.

Lee A. Lane was appointed Executive Vice President (Group President, Industrial Technologies and Matthews Environmental Solutions) effective February 2025. Prior thereto, he served as Executive Vice President (Group President, Matthews Automation Solutions and Matthews Environmental Solutions) since October 2022. Prior thereto, he served as Senior Vice President of Matthews Automation since June 2022. Prior to joining the Company, he served as Vice President General Manager Sensing, Safety & Industrial Components Business at Rockwell Automation, Inc. since October 2020.

Steven F. Nicola* was appointed Chief Financial Officer and Treasurer effective February 2025. Prior thereto, Mr. Nicola served as Chief Financial Officer and Secretary from December 2003 to February 2025.

Brian D. Walters was appointed Executive Vice President and General Counsel effective February 2023. Mr. Walters was also appointed Corporate Secretary effective February 2025. Prior thereto, he served as Senior Vice President and General Counsel since February 2018.

*As previously disclosed, Steven F. Nicola, the Company’s Chief Financial Officer and Treasurer, informed the Company of his plans to retire effective December 31, 2025. The Board extends its gratitude to Mr. Nicola for his many years of service to the Company.

In connection with the planned retirement of Mr. Nicola, the Board appointed Daniel E. Stopar, age 56, as successor to Mr. Nicola as Matthews’ Chief Financial Officer and Treasurer, with related duties expected to transition from Mr. Nicola to Mr. Stopar effective December 1, 2025. Mr. Stopar currently serves as Senior Vice President, Operations Controller & Head of Global Business Services of the Company, a position he has held since October 2020. Prior to that, Mr. Stopar served as the Company’s Vice President, Operations Controller from December 2017 to September 2020.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.  At September 30, 2025, 30,795,844 shares were outstanding.  The Company's Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol "MATW."

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 5,043,567 shares remain available for repurchase as of September 30, 2025. All purchases of the Company's Class A Common Stock during fiscal 2025 were part of this repurchase program.

The following table shows the monthly stock repurchase activity for the fourth quarter of fiscal 2025:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 2025	4,488	$19.63	4,488	5,044,341
August 2025	774	24.39	774	5,043,567
September 2025	—	—	—	5,043,567
Total	5,262	$20.33	5,262

Holders:

Based on records available to the Company, the number of record holders of the Company's Class A Common Stock was 436 at October 31, 2025.

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

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN *
AMONG MATTHEWS INTERNATIONAL CORPORATION,
S&P 500 INDEX AND RUSSELL 2000 VALUE INDEX

This graph compares the return on Matthews’ Class A Common Stock with that of the Standard & Poor’s 500 Index and Russell 2000 Value Index for the period from October 1, 2020 through September 30, 2025. The graph assumes that on October 1, 2020, $100 was invested in each of the Company’s Class A Common Stock, Standard & Poor’s 500 Index and Russell 2000 Value Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on the Company’s Class A Common Stock with that of the Standard & Poor’s 500 Index and the Russell 2000 Value Index. The results are not necessarily indicative of future performance.

$250
$200
$150
$100
$50
$0
Index Value
2020
2021
2022
2023
2024
2025
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

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its cylinders business, and its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company's financial statements. Consequently, in fiscal 2025, the Company's portion of earnings for its equity-method investment in Propelis only includes the months of May and June 2025. See Notes 8, "Investments" and 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information with respect to the Company's sale of its interest in the SGK Business.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”), identified as the Company’s President and Chief Executive Officer, evaluates the results of operations and makes strategic and resource allocation decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The following table sets forth sales and adjusted EBITDA for the Company's Memorialization, Industrial Technologies and Brand Solutions segments for each of the last three fiscal years. Refer to Note 22, "Segment Information" in Item 8 - "Financial Statements and Supplementary Data" for the Company's financial information by segment. Net loss was $24.5 million for the year ended September 30, 2025 compared to a net loss of $59.7 million and net income of $39.1 million for the years ended September 30, 2024 and 2023, respectively. Refer to "Non-GAAP Financial Measures" below for a reconciliation of net (loss) income to adjusted EBITDA.

	Years Ended September 30,
	2025	2024	2023
	(Dollar amounts in thousands)
Sales to external customers:
Memorialization	$809,514	$829,731	$842,997
Industrial Technologies	342,229	433,156	505,751
Brand Solutions	345,946	532,850	532,148
Consolidated Sales	$1,497,689	$1,795,737	$1,880,896

Adjusted EBITDA:
Memorialization	$169,526	$162,586	$163,986
Industrial Technologies	27,936	39,716	66,278
Brand Solutions	40,311	61,620	57,128
Corporate and Non-Operating	(50,265)	(58,765)	(61,583)
Total Adjusted EBITDA(1)	$187,508	$205,157	$225,809
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Comparison of Fiscal 2025 and Fiscal 2024:

Sales for the year ended September 30, 2025 were $1.5 billion, compared to $1.8 billion for the year ended September 30, 2024.  The decrease in fiscal 2025 sales reflected a sales reduction of $200.5 million resulting from the divestiture of the Company's interest in the SGK Business on May 1, 2025 (see Acquisitions and Divestitures below). The fiscal 2025 sales decline also reflected lower sales in the Industrial Technologies and Memorialization segments. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $2.3 million on fiscal 2025 sales compared to the prior year.

Memorialization segment sales for fiscal 2025 were $809.5 million, compared to $829.7 million for fiscal 2024.  The sales decrease principally reflected lower unit sales of caskets, bronze and granite memorial products, and cremation equipment, primarily reflecting a decline in U.S. death rates. These declines were partially offset by inflationary price realization and the favorable net impact of recently completed acquisitions and divestitures (see Acquisitions and Divestitures below). Industrial Technologies segment sales for fiscal 2025 were $342.2 million, compared to $433.2 million for fiscal 2024.  The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market and coating and converting equipment), and reduced product identification sales. The decrease also reflected lower sales of R+S automotive engineering solutions, as the Company has discontinued these product offerings. Fiscal 2025 sales for the Industrial Technologies segment were impacted by customer delays impacting the timing of projects within the energy storage business. The declines in segment sales were partially offset by improved sales of warehouse automation solutions. Changes in foreign currency exchange rates had a favorable impact of $4.4 million on the segment's sales compared to the prior year. In the Brand Solutions segment, sales for fiscal 2025 were $345.9 million, compared to $532.9 million for fiscal 2024.  The decrease in sales primarily reflected the divestiture of the Company's interest in the SGK Business on May 1, 2025. Sales for the SGK Business prior to the divestiture (versus the comparable period of the prior year) reflected higher brand sales in the U.S. and Asia-Pacific regions, improved retail-based sales, increased private-label brand sales, and improved price realization to mitigate inflationary cost increases. These increases were partially offset by lower brand sales in Europe and the impact of unfavorable changes in foreign exchange rates. Brand Solutions segment sales also reflected lower sales for the European cylinders (packaging) business, which was not part of the sale of the SGK Business and remains part of the Company. Changes in foreign currency exchange rates had an unfavorable impact of $2.0 million on the segment's sales compared to the prior year.

Gross profit for the year ended September 30, 2025 was $507.6 million, compared to $529.7 million for fiscal 2024.  The decrease in gross profit reflected a reduction of $51.2 million resulting from the divestiture of the Company's interest in the

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

SGK Business. The gross profit decline also reflected the impact of lower sales, higher material and labor costs, and a $5.6 million loss on the sale of certain property and other assets. These decreases were partially offset by the impact of improved price realization, benefits from the realization of productivity improvements and other cost-reduction initiatives, and the favorable net impact of recently completed acquisitions and divestitures within the Memorialization segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $4.6 million and $39.2 million in fiscal 2025 and 2024, respectively.

Selling and administrative expenses for the year ended September 30, 2025 were $467.2 million, compared to $488.3 million for fiscal 2024.  Consolidated selling and administrative expenses, as a percent of sales, were 31.2% for fiscal 2025, compared to 27.2% in fiscal 2024. Selling and administrative expenses in fiscal 2025 reflected benefits from ongoing cost-reduction initiatives, and a $30.4 million reduction in selling and administrative expenses from the divestiture of the Company's interest in the SGK Business, partially offset by higher compensation costs. Fiscal 2025 selling and administrative expenses included $5.1 million of costs related to the Company's 2025 contested proxy, $8.7 million of net gains on the sales of certain significant property and other assets, $3.5 million of accelerated stock-based compensation costs related to the Company's divestiture of its interest in the SGK Business, $8.0 million of expense related to the settlement of a contractual licensing matter within the Memorialization segment (see Legal Matters below) and a $2.1 million loss on a small divestiture in the Industrial Technologies segment. Selling and administrative expenses included legal costs related to an ongoing dispute with Tesla totaling $22.2 million in fiscal 2025 and $12.4 million in fiscal 2024 (see Legal Matters below). Selling and administrative expenses included fees for receivables sold under a receivables purchase agreement and factoring arrangement totaling $3.9 million in fiscal 2025 and $4.8 million in fiscal 2024. Selling and administrative expenses included non-cash impairment charges for the write-down of certain net assets held-for-sale totaling $7.9 million and $13.7 million in fiscal 2025 and 2024, respectively. Refer to Note 25, "Asset Write-downs" in Item 8 - "Financial Statements and Supplementary Data" for further details. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $11.5 million in fiscal 2025, compared to $19.7 million in fiscal 2024. Intangible amortization for the year ended September 30, 2025 was $20.1 million, compared to $37.0 million for fiscal 2024. The fiscal 2025 decrease in intangible amortization reflected certain intangible assets reaching the end of their amortizable lives, and lower amortization following the Company's divestiture of its interest in the SGK Business. During fiscal 2025, the Company recognized a $55.1 million pre-tax gain on the sale of its interest in the SGK Business (see Acquisitions and Divestitures below). During fiscal 2024, the Company recorded a goodwill write-down of $16.7 million related to the Surfaces and Engineering reporting unit within the Industrial Technologies segment. Refer to Note 24, "Goodwill and Other Intangible Assets" in Item 8 - "Financial Statements and Supplementary Data" for further details.

Adjusted EBITDA for fiscal 2025 was $187.5 million, compared to $205.2 million for fiscal 2024. Memorialization segment adjusted EBITDA for fiscal 2025 was $169.5 million, compared to $162.6 million for fiscal 2024.  The increase in segment adjusted EBITDA reflected the impact of improved price realization, benefits from productivity initiatives, and the favorable net impact of recent acquisitions and divestitures. These increases were partially offset by the impact of lower unit sales, and higher material and labor costs. Adjusted EBITDA for the Industrial Technologies segment for fiscal 2025 was $27.9 million, compared to $39.7 million in fiscal 2024. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales of engineered products, partially offset by benefits from cost-reduction initiatives. Adjusted EBITDA for the Brand Solutions segment for fiscal 2025 was $40.3 million, compared to $61.6 million for fiscal 2024.  The decrease in segment adjusted EBITDA primarily reflected a reduction of $28.6 million resulting from the divestiture of the Company's interest in the SGK Business, partially offset by the inclusion of the Company's portion (40% ownership interest) of Propelis' adjusted EBITDA, which totaled $7.5 million in fiscal 2025. See Notes 8, "Investments" and 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information with respect to the Company's sale of its interest in the SGK Business. Adjusted EBITDA for the SGK Business prior to the divestiture (versus the comparable period of the prior year) reflected the impact of higher labor costs, partially offset by the impact of improved price realization and benefits from cost-reduction initiatives. Brand Solutions segment adjusted EBITDA also reflected declines for the European cylinders (packaging) business, which was not part of the sale of the SGK Business and remains part of the Company.

Interest expense for fiscal 2025 was $62.9 million, compared to $50.5 million in fiscal 2024.  The increase in interest expense reflected higher average interest rates, partially offset by a decrease in average borrowing levels in the current fiscal year. Other income (deductions), net for the year ended September 30, 2025 represented an increase in pre-tax income of $3.7 million, compared to a decrease in pre-tax income of $6.8 million in fiscal 2024. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Other income (deductions), net included currency losses associated with highly inflationary accounting for the Company's subsidiaries in Turkey totaling $1.1 million and $1.0 million in fiscal years 2025 and 2024, respectively (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - "Financial Statements and Supplementary Data" for further details). Fiscal 2025 other income (deductions), net included $2.1 million of paid-in-kind interest income related to the Company's preferred equity investment in Propelis. Fiscal 2025 other income (deductions), net also included loss

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

recoveries totaling $1.7 million which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015. Fiscal 2024 other income (deductions), net included a non-cash impairment charge of $3.1 million for the write-down of a cost-method investment (see Note 8, "Investments" in Item 8 - "Financial Statements and Supplementary Data" for further details).

The Company's consolidated income taxes for the year ended September 30, 2025 were an expense of $40.7 million, compared to a benefit of $10.0 million for fiscal 2024. The difference between the Company's consolidated income taxes for fiscal 2025 compared to fiscal 2024 partially resulted from the Company's fiscal 2025 pre-tax consolidated income position compared to a pre-tax consolidated loss for fiscal 2024. The fiscal 2025 tax rate included charges related to changes in the realizability of certain foreign deferred tax assets. These changes included both current year foreign net operating losses requiring a full valuation allowance as well as other changes in realizability of certain foreign net operating losses from prior years. The fiscal 2025 consolidated income before income taxes also reflected impacts related to the divestiture of the Company's interest in the SGK Business, the write down of certain net assets held-for-sale that were non-deductible for tax purposes, tax associated with the sale of certain foreign assets not offset by losses, and top-up tax related to the OECD Pillar Two global minimum tax. Additionally, the fiscal 2025 tax rate benefited from research and development and foreign tax credits. The fiscal 2024 effective tax rate benefited from research and development and foreign tax credits, and changes in realizability of certain foreign deferred tax assets due to the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2024 effective tax rate was negatively impacted by share-based compensation.

Legal Matters

Refer to Note 20, "Commitments and Contingent Liabilities" in Item 8 - "Financial Statements and Supplementary Data," for information regarding the settlement of a contractual licensing matter within the Memorialization segment, and details related to an ongoing dispute with Tesla.

Related Party Transactions

Refer to Note 26, "Related Party Transactions" in Item 8 - "Financial Statements and Supplementary Data" for information regarding transactions with Propelis.

Comparison of Fiscal 2024 and Fiscal 2023:

For a comparison of the Company's results of operations for the fiscal years ended September 30, 2024 and September 30, 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's annual report on Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on November 22, 2024.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

NON-GAAP FINANCIAL MEASURES:

Included in this report are measures of financial performance that are not defined by GAAP. The Company uses certain non-GAAP financial measures to assist in comparing its performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the Company’s core operations including acquisition and divestiture costs, gains and losses on divestitures, ERP integration costs, strategic initiative and other charges (which includes non-recurring charges related to certain commercial and operational initiatives and exit activities), stock-based compensation and the non-service portion of pension and postretirement expense. Management believes that presenting non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that management believes do not directly reflect the Company's core operations, (ii) permits investors to view performance using the same tools that management uses to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating the Company’s results. The Company believes that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provided herein, provides investors with an additional understanding of the factors and trends affecting the Company’s business that could not be obtained absent these disclosures.

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, ERP integration costs, and strategic initiatives and other charges. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and divestiture costs, gains and losses on divestitures, and ERP integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended September 30,
	2025	2024	2023
	(Dollar amounts in thousands)
Net (loss) income	$(24,471)	$(59,660)	$39,136
Income tax provision (benefit)	40,680	(9,997)	1,774
Income (loss) before income taxes	16,209	(69,657)	40,910
Net loss attributable to noncontrolling interests	—	—	155
Propelis depreciation, amortization, interest and other items (1)	6,359	—	—
Interest expense, including Receivables Purchase Agreement ("RPA") and factoring financing fees (2)	66,815	55,364	48,690
Depreciation and amortization *	71,746	94,770	96,530
Acquisition and divestiture related items (3)**	9,271	5,576	5,293
Strategic initiatives and other charges (4)**†	39,586	65,586	13,923
Gain on sale of SGK Business	(55,139)	—	—
Highly inflationary accounting losses (primarily non-cash) (5)	1,135	1,027	1,360
Goodwill and asset write-downs (6)	7,911	33,574	—
Stock-based compensation	23,065	18,478	17,308
Non-service pension and postretirement expense (7)	550	439	1,640
Total Adjusted EBITDA	$187,508	$205,157	$225,809

(1) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 8, "Investments" in Item 8 - "Financial Statements and Supplementary Data" for further information with respect to the equity-method investment in Propelis).

(2) Includes fees for receivables sold under the RPA and factoring arrangements totaling $3.9 million, $4.8 million and $4.0 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

(3) Includes certain non-recurring items associated with recent acquisition and divestiture activities and also includes a loss of $2.1 million for the fiscal year ended September 30, 2025 related to the divestiture of a business in the Industrial Technologies segment (See Note 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data"). Fiscal 2023 includes a gain of $1.8 million related to the divestiture of a business in the Industrial Technologies segment.

(4) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $22.2 million and $12.4 million for the fiscal years ended September 30, 2025 and 2024, respectively (See Note 20, "Commitments and Contingent Liabilities" in Item 8 - "Financial Statements and Supplementary Data" ). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $5.1 million. Fiscal 2025 includes $8.0 million of expense related to the settlement of a contractual licensing matter within the Memorialization segment (See Note 20, "Commitments and Contingent Liabilities in Item 8 - Financial Statements and Supplementary Data"). Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $3.6 million. Fiscal 2025 and 2023 include loss recoveries totaling $1.7 million and $2.2 million, respectively, which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(5) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries (see Note 2, "Summary of Significant Accounting Policies" in Item 8 - “Financial Statements and Supplementary Data”).

(6) Fiscal 2025 includes asset write-downs within the Brand Solutions segment of $7.9 million (see Note 25, "Asset Write-Downs" in Item 8 - “Financial Statements and Supplementary Data"). Fiscal 2024 includes goodwill write-downs within the Industrial Technologies segment of $16.7 million (see Note 24, "Goodwill and Other Intangible Assets" in Item 8 - “Financial Statements and Supplementary Data"), asset write-downs within the Memorialization segment of $13.7 million (see Note 25, "Asset Write-Downs" in Item 8 - “Financial Statements and Supplementary Data"), and investment write-downs within Corporate and Non-operating of $3.1 million (see Note 8, "Investments" in Item 8 - “Financial Statements and Supplementary Data").

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

* Depreciation and amortization was $30.3 million, $27.8 million, and $23.7 million, for the Memorialization segment, $21.9 million, $23.8 million, and $23.2 million for the Industrial Technologies segment, $16.9 million, $38.7 million, and $44.8 million for the Brand Solutions segment, and $2.6 million, $4.6 million, and $4.8 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $13.9 million, $3.5 million, and $1.0 million for the Memorialization segment, $27.9 million, $54.4 million, and $4.1 million for the Industrial Technologies segment, $4.0 million, $3.0 million, and $10.9 million for the Brand Solutions segment, and $3.1 million, $10.3 million, and $3.2 million for Corporate and Non-Operating, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
† Strategic initiatives and other charges includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling $1.2 million, $45.7 million and $13.2 million in fiscal years 2025, 2024 and 2023, respectively. Refer to Note 13, "Restructuring" in Item 8 - "Financial Statements and Supplementary Data" for further details.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $23.6 million for the year ended September 30, 2025, compared to net cash provided by operating activities of $79.3 million and $79.5 million for fiscal years 2024 and 2023, respectively. Operating cash flow for fiscal 2025 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, asset write-downs, net gains on divestitures and sales of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2025 operating cash flow also reflected $8.9 million of non-reimbursed transaction costs related to the sale of the Company's interest in the SGK Business. The change in working capital in fiscal 2025 primarily reflected payments of severance and other employee termination benefits, changes in contract assets and liabilities related to revenue recognized using the over time method, lower accounts receivable and inventory levels, and changes in other accounts. Operating cash flow for fiscal 2024 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, goodwill and other asset write-downs, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. The change in working capital in fiscal 2024 primarily reflected lower inventory levels, higher accrued compensation related to severance and other employee termination benefits, changes in contract assets and liabilities related to revenue recognized using the over time method, lower trade accounts payable, lower performance-based compensation accruals, and changes in other accounts. Operating cash flow for fiscal 2023 principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, non-cash pension expense, gain on divestitures and sale of assets, and other non-cash adjustments, and changes in working capital items. Fiscal 2023 operating cash flow also reflected $24.2 million of contributions to fund the settlement of the Company's non-qualified Supplemental Retirement Plan ("SERP") and the defined benefit portion of the Officers Retirement Restoration Plan ("ORRP") obligations, and $10.5 million of proceeds from the settlement of cash flow hedges. The change in working capital in fiscal 2023 primarily reflected higher inventory levels, lower trade accounts payable, and changes in contract assets and liabilities related to revenue recognized using the over time method, partially offset by proceeds from the sale of receivables under a receivables purchase agreement and a non-recourse factoring arrangement (see below for further discussion).

Cash provided by investing activities was $159.6 million for the year ended September 30, 2025, compared to cash used in investing activities of $47.0 million and $58.7 million for fiscal years 2024 and 2023, respectively. Investing activities for fiscal 2025 primarily reflected capital expenditures of $35.8 million, acquisition payments (net of cash acquired or received from sellers) of $55.8 million, proceeds from the sale of assets of $21.3 million, proceeds from sale of the SGK Business, net of divested cash, of $228.0 million, and proceeds from other divestitures of $2.0 million. Investing activities for fiscal 2024 primarily reflected capital expenditures of $45.2 million, acquisition payments (net of cash acquired or received from sellers) of $5.8 million, purchases of investments of $825,000, and proceeds from the sale of assets of $4.2 million. Investing activities for fiscal 2023 primarily reflected capital expenditures of $50.6 million, acquisition payments (net of cash acquired or received from sellers) of $15.3 million, purchases of investments of $1.6 million, proceeds from the sale of assets of $2.1 million, and proceeds from divestitures of $6.7 million.

Capital expenditures were $35.8 million for the year ended September 30, 2025, compared to $45.2 million and $50.6 million for fiscal years 2024 and 2023, respectively.  Capital expenditures in each of the last three fiscal years reflected reinvestments in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency, lower production costs and meet regulatory requirements.  Capital spending for property, plant and equipment has averaged $43.9 million for the last three fiscal years. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for fiscal 2026 is currently estimated to be in the range of approximately $30 million to $40 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the year ended September 30, 2025 was $144.3 million, and principally reflected repayments, net of proceeds, on long-term debt of $67.0 million, purchases of treasury stock of $12.2 million, payment of dividends of $32.8 million, payments, net of proceeds, on net investment hedges of $22.1 million (see below), and $10.2 million of holdback and deferred purchase price payments related to acquisitions from prior years. Cash used in financing activities for the year ended September 30, 2024 was $35.0 million, and principally reflected repayments, net of proceeds, on long-term debt of $31.3 million, purchases of treasury stock of $20.6 million, payment of dividends of $31.4 million, payments of debt issuance costs of $10.2 million, and proceeds from net investment hedges of $58.4 million (see below). Cash used in financing activities for the year ended September 30, 2023 was $50.2 million, and principally reflected repayments, net of proceeds, on long-term debt of $18.2 million, purchases of treasury stock of $2.9 million, and payment of dividends of $28.2 million.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.25% at September 30, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $3.9 million and $5.0 million at September 30, 2025 and 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2025 and 2024 were $384.2 million and $410.5 million, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2025. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33.5 million). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2025 and 2024 was 3.99% and 4.59%, respectively.

The Company has $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions including cross default provisions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with the 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $3.9 million and $5.2 million at September 30, 2025 and 2024, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $75.0 million of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA matures in April 2027.

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of September 30, 2025, and 2024, the amount sold to the Purchasers was $65.6 million and $96.3 million, respectively which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $63.7 million and $58.2 million as of September 30, 2025 and 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	For the Year Ended September 30,
	2025	2024
	(Dollar amounts in thousands)
Gross receivables sold	$281,988	$379,094
Cash collections reinvested	(312,688)	(384,594)
Net cash (reinvested) received	$(30,700)	$(5,500)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

The Company, through its U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at September 30, 2025. The principal amount of receivables sold under this arrangement was $45.8 million and $70.2 million during the fiscal year ended September 30, 2025 and 2024, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2024, the amount of factored receivables that remained outstanding was $15.7 million. See Note 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $6.1 million and $3.0 million at September 30, 2025 and 2024, respectively.

The following table summarizes the Program activities for the year ended September 30, 2025.

For the Year Ended
September 30, 2025
(Dollar amounts in thousands)
Outstanding Program payables at September 30, 2024	$3,014
Obligations added	43,579
Obligations settled	(40,457)
Outstanding Program payables at September 30, 2025	$6,136

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €6.0 million ($7.0 million). This facility also provides €14.0 million ($16.4 million) for bank guarantees.  This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled at €659,000 ($774,000) at September 30, 2025. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 4.16% at September 30, 2025.

Other borrowings totaled $7.2 million and $15.6 million at September 30, 2025 and 2024, respectively. The weighted-average interest rate on these borrowings was 2.40% and 2.66% at September 30, 2025 and 2024, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2025	September 30, 2024
	(Dollar amounts in thousands)
Notional amount	$225,000	$175,000
Weighted-average maturity period (years)	2.7	3.2
Weighted-average received rate	4.13%	4.85%
Weighted-average pay rate	3.80%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2.3 million ($1.8 million after tax) and a net unrealized loss of $2.6 million ($1.9 million after tax) at September 30, 2025 and 2024, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI"). Unrecognized gains of $1.6 million ($1.2 million after tax) and $3.8 million ($2.9 million after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of September 30, 2025 and 2024, respectively. Assuming market rates remain constant with the rates at September 30, 2025, a gain (net of tax) of approximately $115,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Losses (1)
Swap Currencies	Maturity Date	September 30, 2025	September 30, 2024	September 30, 2025		September 30, 2024
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(9,443)		$(5,440)
USD/SEK	June 2026	20,000	20,000	(2,571)		(468)
USD/SGD	August 2026	—	20,000	—		(441)
USD/EUR	August 2026	25,000	25,000	(1,689)		(30)
		$126,392	$146,392	$(13,703)	(2)	$(6,379)	(2)
(1) Unrealized gains/losses are recognized in AOCI unless a portion of a hedge is ineffective. Ineffectiveness was insignificant for the year ended September 30, 2025.
(2) Total unrealized losses are presented net of tax of $4,652 and $2,156, for the years ended September 30, 2025 and 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40.2 million at September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet. Outstanding advance payment amounts totaled $58.4 million at September 30, 2024, of which $17.4 million and $41.0 million were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively.

During fiscal 2025, certain cross currency swaps were terminated or modified following the sale of the Company's interest in the SGK Business. The Company made payments totaling $37.1 million in connection with the settlement or modification of these cross currency swap contracts.

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

The Company has a stock repurchase program. The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 5,043,567 shares remain available for repurchase as of September 30, 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where the Company may issue and sell, from time

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. The Company did not sell any shares of its Class A Common Stock under its ATM program during fiscal 2025. As of September 30, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Consolidated working capital was $169.7 million at September 30, 2025, compared to $197.8 million at September 30, 2024.  Cash and cash equivalents were $32.4 million at September 30, 2025, compared to $40.8 million at September 30, 2024.  The Company's current ratio was 1.5 at both September 30, 2025 and 2024. As of September 30, 2025 and 2024, the Company had net contract assets for projects recognized using the over time method totaling $99,700 and $64,246, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at September 30, 2025 and 2024 predominantly related to ongoing projects with Tesla. Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at September 30, 2025, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

		Payments due in fiscal year:
	Total	2026	2027 to 2028	2029 to 2030	After 2030
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$385,007	$—	$774	$384,233	$—
2027 Senior Secured Notes	360,798	—	51,750	309,048	—
Finance lease obligations (1)	24,560	8,086	12,810	3,530	134
Non-cancelable operating leases (1)	58,394	18,734	23,829	11,735	4,096
Cross-currency swaps	58,541	45,914	12,627	—	—
Other (2)	13,377	2,388	6,068	—	4,921
Total contractual cash obligations	$900,677	$75,122	$107,858	$708,546	$9,151
(1)Lease obligations have not been discounted to their present value.
(2)Includes $1,163 of severance and other employee termination benefit obligations, as well as $5,061 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary.  As of September 30, 2025, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $3.0 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

ACQUISITIONS AND DIVESTITURES:

Refer to Note 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data," for further details on the Company's acquisitions and divestitures.

SUBSEQUENT EVENT:

Refer to Note 27, "Subsequent Event" in Item 8 - "Financial Statements and Supplementary Data" for further details on the Company's subsequent event.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicles ("EV") and e-commerce trends. Sales within this segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Following the completion of this transaction, the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 8, "Investments" and 23, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information with respect to the Company's sale of its interest in the SGK Business. The underlying business performance for the Company's investment in Propelis will be influenced by global economic conditions, brand innovation, the level of marketing spending by the investee's clients, government regulation, currency fluctuations, and the ability of the investee to effectively integrate and achieve anticipated synergy benefits from the joint venture.

The Matthews Board of Directors has launched a comprehensive review of strategic alternatives for the Company’s entire portfolio of businesses, which was publicly announced in November 2024. The Board is dedicated to driving long-term value creation, and the strategic alternatives process is a reflection of that commitment. In addition to the recent divestiture of the Company’s interest in the SGK Business, the Company also announced a proposed transaction for the sale of the Company's Warehouse Automation business (see "Subsequent Event"). The Company's strategic alternatives review to enhance shareholder value creation remains ongoing. The Company also initiated cost reduction programs during the fourth quarter of fiscal 2024, which are primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. The Company is planning further cost reduction actions for fiscal 2026.

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

The Company's significant accounting policies are included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.  The following accounting policies involve significant estimates, which were considered critical to the preparation of the Company's consolidated financial statements for the year ended September 30, 2025.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS, (continued)

Long-Lived Assets, including Property, Plant and Equipment:

Long-lived assets are recorded at their respective cost basis on the date of acquisition.  Depreciation on property, plant and equipment is computed primarily on the straight-line method over the estimated useful lives of the assets.  Intangible assets with finite useful lives are amortized over their estimated useful lives.  The Company reviews long-lived assets, including property, plant and equipment, and intangibles with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets and asset groups is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets or asset groups relate.  An impairment loss would be recognized when the carrying amount of the assets or asset groups exceed the fair value, which is generally based on a discounted cash flow analysis. An asset or asset group considered held-for-sale is reported at the lower of the asset/asset group's carrying amount or fair value, less cost to sell. No impairment charges for property, plant and equipment were recognized during the years presented, except as disclosed in Note 25, “Asset Write-Downs" in Item 8 - "Financial Statements and Supplementary Data."

Goodwill and Indefinite-Lived Intangibles:

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested annually for impairment, or when circumstances indicate that a possible impairment may exist.  In general, when the carrying value of these assets exceeds the implied fair value, an impairment loss must be recognized.  A significant decline in cash flows generated from these assets may result in a write-down of the carrying values of the related assets. For purposes of testing goodwill for impairment, the Company uses a combination of valuation techniques, including discounted cash flows and other market indicators.  A number of assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including sales volumes and pricing, costs to produce, tax rates, capital spending, working capital changes, and discount rates.  The Company estimates future cash flows using volume and pricing assumptions based largely on existing customer relationships and contracts, and operating cost assumptions management believes are reasonable based on historical performance and projected future performance as reflected in its most recent operating plans and projections. The discount rates used in the discounted cash flow analyses are developed with the assistance of valuation experts and management believes the discount rates appropriately reflect the risks associated with the Company's operating cash flows.  With respect to goodwill, in order to further validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization is performed using a reasonable control premium.
The Company performed its annual quantitative impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2025 (January 1, 2025) and determined that the estimated fair values for all goodwill reporting units and indefinite-lived intangible assets exceeded their carrying values, and, therefore, no impairment charges were necessary at such time.
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

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2025	September 30, 2024
	(Dollar amounts in thousands)
Pay fixed swaps - notional amount	$225,000	$175,000
Weighted-average maturity period (years)	2.7	3.2
Weighted-average received rate	4.13%	4.85%
Weighted-average pay rate	3.80%	3.83%

The interest rate swaps have been designated as cash flow hedges of the future variable interest payments which are considered probable of occurring.  Based on the Company's assessment, all the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective.

The fair value of the interest rate swaps reflected a net unrealized loss of $2.3 million ($1.8 million after-tax) at September 30, 2025 that is included in equity as part of AOCI.  A hypothetical decrease of 10% in market interest rates (e.g., a decrease from 5.0% to 4.5%) would result in a pre-tax decrease of approximately $1.7 million in the fair value of the interest rate swaps.

Foreign Currency Exchange Rates - The Company is subject to changes in various foreign currency exchange rates, primarily including the Euro, British Pound, Canadian Dollar, and Australian Dollar in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change (strengthening U.S. dollar) of 10% in exchange rates would have resulted in a decrease in reported sales of $31.6 million and a decrease in reported operating income of $2.3 million for the year ended September 30, 2025.

As of September 30, 2025, the Company had cross currency swap contracts with an aggregate notional amount of $126.4 million designated as net investment hedges of foreign operations. The net unrealized loss for these swap contracts at September 30, 2025 was $18.4 million ($13.7 million after-tax). As of September 30, 2025, the potential pre-tax gain or loss in the fair value of these swap contracts assuming a hypothetical 10% fluctuation in the market rates would be approximately $14.3 million.

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

Actuarial Assumptions - As of September 30, 2025, all of the Company's defined benefit plans are unfunded. The most significant actuarial assumption affecting pension expense and pension obligations is discount rates. A hypothetical decrease of 1% in discount rates would result in an increase of approximately $1.4 million in the projected benefit obligation. Refer to Note 17, "Pension and Other Postretirement Plans" in Item 8 – "Financial Statements and Supplementary Data" for additional information.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2025.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Matthews International Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Matthews International Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated November 21, 2025 expressed an unqualified opinion thereon.

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
November 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Matthews International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matthews International Corporation and Subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter	At September 30, 2025, the Company had $487,561 of goodwill. As more fully described in Notes 2 and 24 to the consolidated financial statements, the Company evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performed a quantitative impairment assessment for each reporting unit as of January 1, 2025. The Company utilized a combination of the income approach using the estimated discounted cash flows and a market-based valuation methodology for each reporting unit.

Auditing the annual impairment analysis was complex for certain of the reporting units due to the estimation required to determine fair value. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the revenue growth rates, EBITDA contribution, and the discount rate, which are affected by expected future market or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment review process. These controls include management’s assessment of indicators of impairment, management's review of the significant assumptions utilized to develop the estimate, and management’s verification of the completeness and accuracy of the underlying data utilized to project future operating results for each reporting unit.

To test the fair value of each reporting unit, our audit procedures included, among others, assessing the valuation methodologies utilized by the Company and its valuation expert, testing the significant assumptions discussed above for certain of the reporting units, and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management in the determination of the fair values of certain of the reporting units. We compared the revenue growth rates and EBITDA contribution used by management to current industry and economic trends, recent historical performance, or other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values that would result from changes in the assumptions. We reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and assessed the resulting control premium. We also assessed the appropriateness of the disclosures in the financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Pittsburgh, Pennsylvania
November 21, 2025

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2025 and 2024
(Dollar amounts in thousands, except per share data)

ASSETS	2025	2024
Current assets:
Cash and cash equivalents	$32,433	$40,816
Accounts receivable, net of allowance for credit losses of $13,481 and $12,055, respectively	132,940	205,984
Inventories	202,827	237,888
Contract assets	107,147	92,969
Other current assets	44,821	54,886

Total current assets	520,168	632,543

Investments	288,637	23,076

Property, plant and equipment, net	224,575	279,499

Operating lease right-of-use-assets	51,610	60,499

Deferred income taxes	6,435	6,548

Goodwill	487,561	697,123

Other intangible assets, net	105,958	126,026

Other non-current assets	9,498	9,576

Total assets	$1,694,442	$1,834,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
September 30, 2025 and 2024
(Dollar amounts in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2025	2024
Current liabilities:
Long-term debt, current maturities	$7,230	$6,853
Current portion of operating lease liabilities	17,186	22,617
Trade accounts payable	98,462	108,362
Accrued rebates	18,185	23,766
Accrued compensation	36,408	88,781
Accrued income taxes	9,293	7,522
Contract liabilities	7,447	28,723
Other current liabilities	156,269	148,151
Total current liabilities	350,480	434,775

Long-term debt	703,602	769,614

Operating lease liabilities	36,099	40,073

Deferred income taxes	55,967	45,688

Other non-current liabilities	67,352	107,534
Total liabilities	1,213,500	1,397,684

Shareholders' equity:
Class A common stock, $1.00 par value; authorized 70,000,000 shares; 36,333,992 shares issued	36,334	36,334
Preferred stock, $100 par value, authorized 10,000 shares, none issued	—	—
Additional paid-in capital	154,617	159,497
Retained earnings	565,278	623,063
Accumulated other comprehensive loss	(78,010)	(168,742)
Treasury stock, 5,538,147 and 5,731,499 shares, respectively, at cost	(197,277)	(212,994)
Total shareholders' equity-Matthews	480,942	437,158
Noncontrolling interests	—	48
Total shareholders' equity	480,942	437,206

Total liabilities and shareholders' equity	$1,694,442	$1,834,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended September 30, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share data)

	2025	2024	2023
Sales	$1,497,689	$1,795,737	$1,880,896
Cost of sales	(990,096)	(1,266,030)	(1,303,224)

Gross profit	507,593	529,707	577,672

Selling expense	(117,926)	(141,875)	(140,119)
Administrative expense	(349,284)	(346,405)	(307,368)
Intangible amortization	(20,069)	(37,023)	(42,068)
Goodwill write-downs	—	(16,727)	—
Gain on sale of SGK business	55,139	—	—

Operating profit (loss)	75,453	(12,323)	88,117

Interest expense	(62,895)	(50,534)	(44,648)
Other income (deductions), net	3,651	(6,800)	(2,559)

Income (loss) before income taxes	16,209	(69,657)	40,910

Income tax (provision) benefit	(40,680)	9,997	(1,774)

Net (loss) income	(24,471)	(59,660)	39,136

Net loss attributable to noncontrolling interests	—	—	155

Net (loss) income attributable to Matthews shareholders	$(24,471)	$(59,660)	$39,291

(Loss) earnings per share attributable to Matthews shareholders:

Basic	$(0.79)	$(1.93)	$1.28

Diluted	$(0.79)	$(1.93)	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2025, 2024 and 2023
(Dollar amounts in thousands)

	Year Ended September 30, 2025
	Matthews	Noncontrolling Interest	Total

Net loss	$(24,471)	$—	$(24,471)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	89,626	—	89,626
Pension plans and other postretirement benefits	2,585	—	2,585
Unrecognized loss on cash flow hedges:
Net change from periodic revaluation	(505)	—	(505)
Net amount reclassified to earnings	(974)	—	(974)
Net change in unrecognized loss on cash flow hedges	(1,479)	—	(1,479)
Other comprehensive income, net of tax	90,732	—	90,732
Comprehensive income	$66,261	$—	$66,261

	Year Ended September 30, 2024
	Matthews	Noncontrolling Interest	Total

Net loss	$(59,660)	$—	$(59,660)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,573	23	15,596
Pension plans and other postretirement benefits	(1,805)	—	(1,805)
Unrecognized loss on cash flow hedges:
Net change from periodic revaluation	(6,104)	—	(6,104)
Net amount reclassified to earnings	(2,002)	—	(2,002)
Net change in unrecognized loss on cash flow hedges	(8,106)	—	(8,106)
Other comprehensive income, net of tax	5,662	23	5,685
Comprehensive (loss) income	$(53,998)	$23	$(53,975)

	Year Ended September 30, 2023
	Matthews	Noncontrolling Interest	Total

Net income (loss)	$39,291	$(155)	$39,136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13,114	11	13,125
Pension plans and other postretirement benefits	1,578	—	1,578
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	3,056	—	3,056
Net amount reclassified to earnings	(1,961)	—	(1,961)
Net change in unrecognized gain on cash flow hedges	1,095	—	1,095
Other comprehensive income, net of tax	15,787	11	15,798
Comprehensive income (loss)	$55,078	$(144)	$54,934

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended September 30, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income (net of tax)	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2022	$36,334	$160,255	$706,749	$(190,191)	$(225,795)	$(276)	$487,076
Net income (loss)	—	—	39,291	—	—	(155)	39,136
Pension plans and other postretirement benefits	—	—	—	1,578	—	—	1,578
Translation adjustment	—	—	—	13,114	—	11	13,125
Fair value of cash flow hedges	—	—	—	1,095	—	—	1,095
Total comprehensive income							54,934
Stock-based compensation	—	17,308	—	—	—	—	17,308
Purchase of 99,829 shares of treasury stock	—	—	—	—	(2,857)	—	(2,857)
Issuance of 305,318 shares of treasury stock	—	(11,310)	—	—	11,410	—	100
Cancellation of 34,327 shares of treasury stock	—	1,958	—	—	(1,958)	—	—
Dividends	—	—	(31,313)	—	—	—	(31,313)
Transactions with noncontrolling interests	—	—	—	—	—	33	33
Balance, September 30, 2023	$36,334	$168,211	$714,727	$(174,404)	$(219,200)	$(387)	$525,281
Net loss	—	—	(59,660)	—	—	—	(59,660)
Pension plans and other postretirement benefits	—	—	—	(1,805)	—	—	(1,805)
Translation adjustment	—	—	—	15,573	—	23	15,596
Fair value of cash flow hedges	—	—	—	(8,106)	—	—	(8,106)
Total comprehensive loss							(53,975)
Stock-based compensation	—	18,478	—	—	—	—	18,478
Purchase of 583,692 shares of treasury stock	—	—	—	—	(20,574)	—	(20,574)
Issuance of 716,971 shares of treasury stock	—	(26,780)	—	—	26,780	—	—
Dividends	—	—	(32,004)	—	—	—	(32,004)
Transactions with noncontrolling interests	—	(412)	—	—	—	412	—
Balance, September 30, 2024	$36,334	$159,497	$623,063	$(168,742)	$(212,994)	$48	$437,206
Net loss	—	—	(24,471)	—	—	—	(24,471)
Pension plans and other postretirement benefits	—	—	—	2,585	—	—	2,585
Translation adjustment	—	—	—	89,626	—	—	89,626
Fair value of cash flow hedges	—	—	—	(1,479)	—	—	(1,479)
Total comprehensive income							66,261
Stock-based compensation	—	23,065	—	—	—	—	23,065
Purchase of 567,754 shares of treasury stock	—	—	—	—	(12,228)	—	(12,228)
Issuance of 761,106 shares of treasury stock	—	(27,945)	—	—	27,945	—	—
Dividends	—	—	(33,314)	—	—	—	(33,314)
Divestiture	—	—	—	—	—	(48)	(48)
Balance, September 30, 2025	$36,334	$154,617	$565,278	$(78,010)	$(197,277)	$—	$480,942
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2025, 2024 and 2023
(Dollar amounts in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(24,471)	$(59,660)	$39,136
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	71,746	94,770	96,530
Stock-based compensation expense	23,065	18,478	17,308
Deferred tax expense (benefit)	23,140	(25,223)	(21,626)
Gain on sale of SGK Business	(55,139)	—	—
Gains on other divestitures and sale of assets, net	(3,177)	(1,428)	(2,980)
Equity and other investment (income) losses	(2,890)	148	—
Asset write-downs	7,911	16,847	—
Goodwill write-downs	—	16,727	—
Defined benefit plan settlement losses	—	—	1,271
Defined benefit plan settlement payments	—	—	(24,242)
Proceeds from the settlement of cash flow hedges	—	—	10,474
Payments of divestiture transaction costs	(8,902)	—	—
Changes in working capital items	(45,394)	14,696	(35,503)
Decrease in other non-current assets	11,258	20,613	9,339
Decrease in other non-current liabilities	(10,870)	(17,196)	(8,863)
Other operating activities, net	(9,827)	510	(1,320)
Net cash (used in) provided by operating activities	(23,550)	79,282	79,524
Cash flows from investing activities:
Capital expenditures	(35,818)	(45,218)	(50,598)
Acquisitions, net of cash acquired	(55,832)	(5,825)	(15,341)
Purchases of investments	(63)	(825)	(1,606)
Proceeds from sale of assets	21,250	4,156	2,120
Proceeds from sale of SGK Business	228,004	—	—
Proceeds from other divestitures	2,049	544	6,700
Proceeds from sale of investments	—	200	—
Net cash provided by (used in) investing activities	159,590	(46,968)	(58,725)
Cash flows from financing activities:
Proceeds from long-term debt	1,360,651	1,244,737	865,747
Payments on long-term debt	(1,427,648)	(1,276,075)	(883,971)
Purchases of treasury stock	(12,228)	(20,574)	(2,857)
Dividends	(32,759)	(31,409)	(28,202)
Acquisition holdback and contingent consideration payments	(10,184)	—	—
Payments of debt issuance costs	—	(10,154)	—
Proceeds from net investment hedges	14,990	58,432	—
Payments on net investment hedges	(37,092)	—	—
Other financing activities	—	—	(912)
Net cash used in financing activities	(144,270)	(35,043)	(50,195)
Effect of exchange rate changes on cash	(152)	1,444	83
Net change in cash and cash equivalents	(8,383)	(1,285)	(29,313)
Cash and cash equivalents at beginning of year	40,816	42,101	71,414
Cash and cash equivalents at end of year	$32,433	$40,816	$42,101
Cash paid during the year for:
Interest	$51,109	$50,337	$43,525
Income taxes	16,760	19,246	18,014
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.     NATURE OF OPERATIONS:

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. Brand Solutions consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Peninsula Parent LLC, d.b.a. Propelis Group ("Propelis"), in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its cylinders business, and its 40% ownership interest in Propelis. See Notes 8, "Investments" and 23, "Acquisitions and Divestitures" for further information with respect to the Company's sale of its interest in the SGK Business.

The Company has facilities in North America, Europe, Asia, Australia, and Central America.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary. Investments in certain companies over which the Company is able to exercise significant influence, but does not control the financial and operating decisions, are accounted for as equity-method investments. Such equity-method investments are periodically adjusted to reflect the Company's share of earnings and losses reported by investees, distributions received, and other-than-temporary impairments, if applicable. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost-method investments. All intercompany accounts and transactions have been eliminated. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company's financial statements. Consequently, in fiscal 2025, the Company's portion of earnings for its equity-method investment in Propelis only includes the months of May and June 2025. See Note 8, "Investments" for further information with respect to the equity-method investment in Propelis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
Trade Receivables and Allowance for Credit Losses:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for credit losses is based on an evaluation of historical collection experience, the aging of accounts receivable, and economic trends and forecasts, and also reflects adjustments for specific customer accounts for which available facts and circumstances indicate collectability may be uncertain.

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

Property, Plant and Equipment:

Property, plant and equipment are carried at cost.  Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets, which generally range from 10 to 45 years for buildings and 3 to 12 years for machinery and equipment.  Gains or losses from the disposition of assets are reflected in operating profit.  The cost of maintenance and repairs is charged to expense as incurred.  Renewals and betterments of a nature considered to extend the useful lives of the assets are capitalized.  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets and asset groups is determined by evaluating the estimated undiscounted net cash flows of the operations to which the assets or asset groups relate.  An impairment loss would be recognized when the carrying amount of the assets or asset groups exceed the fair value, which is generally based on a discounted cash flow analysis. An asset or asset group considered held-for-sale is reported at the lower of the asset/asset group's carrying amount or fair value, less cost to sell. No impairment charges for property, plant and equipment were recognized during the years presented, except as disclosed in Note 25, “Asset Write-Downs."

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

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. Leases not meeting the finance lease criteria are classified as operating leases. ROU assets and corresponding lease liabilities are recorded on the Consolidated Balance Sheet. ROU assets for operating leases are classified in operating lease right-of-use-assets, and ROU assets for finance leases are classified in property, plant and equipment, net on the Consolidated Balance Sheet. For operating leases, short-term lease liabilities are classified in current portion of operating lease liabilities, and long-term lease liabilities are classified in operating lease liabilities on the Consolidated Balance Sheet. For finance leases, short-term lease liabilities are classified in long-term debt, current maturities, and long-term lease liabilities are classified in long-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
term debt on the Consolidated Balance Sheet. Leases with an initial lease term of twelve months or less have not been recognized on the Consolidated Balance Sheet.

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

Foreign Currency:

The functional currency of the Company's foreign subsidiaries is generally the local currency. Balance sheet accounts for foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the consolidated balance sheet date.  Gains or losses that result from this process are recorded in accumulated other comprehensive income (loss). The revenue and expense accounts of foreign subsidiaries are generally translated into U.S. dollars at the average exchange rates that prevailed during the period. Realized gains and losses from foreign currency transactions are presented in the Statement of Income in a consistent manner with the underlying transaction based upon the provisions of Accounting Standards Codification ("ASC") 830 "Foreign Currency Matters."

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)
Effective April 1, 2022, the Company applies highly inflationary accounting to its Turkish subsidiaries. As of September 30, 2025 and 2024, the Company had net monetary assets related to its Turkish subsidiaries of $2,109 and $5,327, respectively. Exchange losses related to highly inflationary accounting totaled $1,135, $1,027, and $1,360 in fiscal 2025, 2024, and 2023, respectively, and were included in the Consolidated Statements of Income within other income (deductions), net.

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

Revenue Recognition:

Revenue is recognized when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. For substantially all transactions, control passes in accordance with agreed upon delivery terms, including in certain circumstances, customer acceptance. Transaction price, for revenue recognition, is allocated to each performance obligation consisting of the stand alone selling price for products, as well as warranties. Transaction price also reflects estimates of rebates, other sales or contract renewal incentives, cash discounts and sales returns ("Variable Consideration"). Estimates are made for Variable Consideration based on contract terms and historical experience of actual results and are applied to the performance obligations as they are satisfied. The Company elected to apply the practical expedient under ASC Topic 606, Revenue from Contracts with Customers which exempts the adjustment of the consideration for the existence of a significant financing component when the period between the transfer of the services and the payment for such services is one year or less. Each product or service delivered to a third-party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. Certain revenue related to mausoleum construction and significant engineering projects, including purpose-built engineered products (primarily in support of the electric vehicle and energy storage solutions industries), cremation and incineration projects, and product identification and warehouse automation projects, are recognized over time using the input method measuring progress toward completion of such projects. Contract assets include unbilled amounts resulting from sales under contracts where revenue is recognized over time and revenue exceeds the amount that can be billed to the customer based on the terms of the contract. Contract liabilities include customer deposits that are made prior to the satisfaction of performance obligations for a contract. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates. Refer to Note 4, “Revenue Recognition,” for a further discussion.

Shipping and Handling Fees and Costs:

All fees billed to the customer for shipping and handling are classified as a component of net revenues. All costs associated with shipping and handling are classified as a component of cost of sales or selling expense.

Research and Development Expenses:

Research and development costs are expensed as incurred and were approximately $16,733, $15,960 and $15,560 for the years ended September 30, 2025, 2024 and 2023, respectively.

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

3.    ACCOUNTING PRONOUNCEMENTS:

Issued

In September 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this ASU remove all references to prescriptive and sequential software development stages and now require entities to begin capitalizing software costs once management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will fulfill its intended purpose. The ASU is effective for annual and interim periods beginning in fiscal year 2029. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326) which provides all entities with a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for annual and interim periods beginning in fiscal year 2027. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) which improves financial reporting by requiring disclosure of specified information about certain costs and expenses on an annual and interim basis for all public entities, including enhanced disaggregation disclosures. The ASU is effective for annual periods for the Company beginning in fiscal year 2028, and interim periods beginning in fiscal year 2029. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

3.     ACCOUNTING PRONOUNCEMENTS, (continued)

Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including enhanced disclosures about significant segment expenses. The ASU is effective for annual periods for the Company beginning in fiscal year 2025, and interim periods beginning in fiscal year 2026. The adoption of this ASU in the fourth quarter of fiscal 2025 did not affect the recognition, measurement, or financial statement presentation of expenses, but did result in expanded segment information disclosures, as reflected in Note 22, "Segment Information."

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50) which enhances the transparency of supplier finance programs by addressing disclosure requirements. Specifically, the amendment requires disclosure of key program terms, amounts outstanding, balance sheet presentation, and a rollforward of amounts outstanding during the annual period. The rollforward of amounts outstanding during the annual period is effective for annual periods for the Company beginning in fiscal year 2025. The adoption of the provisions of this ASU during fiscal 2024 and fiscal 2025 had no material impact on the Company's consolidated financial statements.

4.     REVENUE RECOGNITION:

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the years ended September 30, 2025, 2024 and 2023 were as follows:

	North America	Central and South America (1)	Europe	Australia	Asia	Consolidated
Memorialization:
2025	$774,246	$—	$23,135	$12,133	$—	$809,514
2024	788,918	—	30,446	10,367	—	829,731
2023	799,153	—	32,745	11,099	—	842,997

Industrial Technologies:
2025	$136,662	$—	$199,254	$—	$6,313	$342,229
2024	141,395	—	284,987	—	6,774	433,156
2023	164,334	—	333,759	—	7,658	505,751

Brand Solutions:
2025	$159,176	$3,089	$134,688	$5,318	$43,675	$345,946
2024	252,210	5,456	206,763	9,147	59,274	532,850
2023	255,751	5,260	206,232	8,814	56,091	532,148

Consolidated:
2025	$1,070,084	$3,089	$357,077	$17,451	$49,988	$1,497,689
2024	1,182,523	5,456	522,196	19,514	66,048	1,795,737
2023	1,219,238	5,260	572,736	19,913	63,749	1,880,896
(1) Following the contribution of the SGK Business to Propelis in the third quarter of fiscal 2025, the Company no longer had operations in South America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

4.     REVENUE RECOGNITION, (continued)

Revenue recognized using the over time method accounted for approximately 14%, 18%, and 15% of revenue for the years ended September 30, 2025, 2024, and 2023, respectively. As of September 30, 2025 and 2024, the Company had net contract assets for projects recognized using the over time method totaling $99,700 and $64,246, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at September 30, 2025 and 2024 predominantly related to ongoing projects with the Company's largest energy storage customer. Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla, Inc. ("Tesla"). Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

5.    FAIR VALUE MEASUREMENTS:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

As of September 30, 2025 and 2024, the fair values of the Company's assets and liabilities measured on a recurring basis were categorized as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$39	$—	$39
Equity and fixed income mutual funds	—	859	—	859
Life insurance policies	—	5,239	—	5,239
Total assets at fair value	$—	$6,137	$—	$6,137

Liabilities:
Derivatives (1) (2)	$—	$60,918	$—	$60,918
Total liabilities at fair value	$—	$60,918	$—	$60,918

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Equity and fixed income mutual funds	$—	$839	$—	$839
Life insurance policies	—	5,493	—	5,493
Total assets at fair value	$—	$6,332	$—	$6,332

Liabilities:
Derivatives (1) (2)	$—	$69,573	$—	$69,573
Total liabilities at fair value	$—	$69,573	$—	$69,573
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at September 30, 2025 and 2024 reflect $40,186 and $58,432 of partial advance payments received from the counterparties to certain cross-currency swaps, respectively. See Note 12, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value for the years ended September 30, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

6.    ALLOWANCE FOR CREDIT LOSSES:
The following table summarizes the activity for the accounts receivable allowance for credit losses for the years ended September 30, 2025, 2024 and 2023.

Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts	Deductions (1)	Balance at End of Period
September 30, 2025	$12,055	$5,151	$—	$(3,725)	$13,481
September 30, 2024	10,784	2,696	—	(1,425)	12,055
September 30, 2023	10,138	1,625	—	(979)	10,784
(1)Amounts determined not to be collectible (including direct write-offs), net of recoveries. Fiscal 2025 amounts include $582 related to the divestiture of the Company's interest in the SGK Business.

7.    INVENTORIES:

Inventories at September 30, 2025 and 2024 consisted of the following:

	2025	2024
Raw materials	$60,585	$61,333
Work in process	56,397	96,488
Finished goods	85,845	80,067
	$202,827	$237,888

8.     INVESTMENTS:

At September 30, 2025 and 2024, non-current investments were as follows:

	2025	2024
Equity and fixed income mutual funds	$859	$839
Life insurance policies	5,239	5,493
Equity-method investments	214,133	349
Preferred equity investment	52,086	—
Other (primarily cost-method) investments	16,320	16,395
	$288,637	$23,076

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for consideration which included 40% of the common equity of Propelis and a $50,000 preferred equity investment in Propelis. The Company initially recognized these investments at fair value, which totaled $263,000 ($213,000 equity-method and $50,000 preferred equity investment). The Company will subsequently adjust the carrying amount of its equity-method investment for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The preferred equity investment accrues paid-in-kind interest at a rate of 10% per annum.

The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, in fiscal 2025, the Company's portion of earnings for its equity-method investment in Propelis only includes the months of May and June 2025. For the year ended September 30, 2025, the Company recognized $1,132 of equity-method income for its equity-method investment in Propelis, which has been recorded as a component of administrative expense. Equity-method income in fiscal 2025 included $1,937 of income, representing the Company's portion of the investee's earnings, and $805 of expense, reflecting the amortization of the Company's portion of the basis difference of the amortizable assets contributed from SGS & Co. ("SGS") to Propelis. The Company also recognized $2,086 of paid-in-kind interest income in fiscal 2025 related to the Company's preferred equity investment in Propelis, which was included as a component of other income (deductions), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

8.     INVESTMENTS, (continued)
The following table presents summarized financial information for Propelis:

June 30, 2025 (1)
(unaudited)
Current assets	$262,475
Non-current assets	735,522
Current liabilities	176,838
Non-current liabilities	346,485
Noncontrolling interests	214,938

May 1, 2025 - June 30, 2025 (1)
(unaudited)
Sales	$159,648
Gross profit	40,161
Operating loss	(1,250)
Net income	4,843
Net income attributable to Propelis	2,906
(1) The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag. The summarized financial information for Propelis has been presented for the months of May and June 2025 to coincide with the amounts reflected in the Company's consolidated financial statements.

As of September 30, 2024, the Company had an investment in Liquid X Printed Metals Inc. (“Liquid X”), a private company specializing in ink technologies. The President and CEO of Liquid X is a former executive officer of the Company and a former member of Matthews' Board of Directors. During the fourth quarter of fiscal 2024, in anticipation of a disposal transaction, the Company recognized a non-cash impairment charge of $3,131, representing a full write-down of its cost-method investment in Liquid X. This write-down was recorded as a component of other income (deductions), net, for the year ended September 30, 2024. The disposal transaction was completed in October 2024.

9.     PROPERTY, PLANT, AND EQUIPMENT:

Property, plant and equipment and the related accumulated depreciation at September 30, 2025 and 2024 were as follows:

	2025	2024
Buildings	$135,758	$160,036
Machinery, equipment and other	404,392	541,518
	540,150	701,554
Less accumulated depreciation	(358,499)	(467,213)
	181,651	234,341
Land	11,695	18,020
Construction in progress	31,229	27,138
	$224,575	$279,499

Depreciation expense, including amortization of assets under finance lease, was $51,677, $57,747 and $54,462 for each of the three years ended September 30, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    DEBT AND FINANCING ARRANGEMENTS:

Long-term debt at September 30, 2025 and 2024 consisted of the following:

	2025	2024
Revolving credit facilities	$385,007	$444,011
2027 Senior Secured Notes	296,110	294,751
Other borrowings	7,151	15,602
Finance lease obligations	22,564	22,103
Total debt	710,832	776,467
Less current maturities	(7,230)	(6,853)
Long-term debt	$703,602	$769,614

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $750,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.25% at September 30, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $3,918 and $4,961 at September 30, 2025 and 2024, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $75,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at September 30, 2025 and 2024 were $384,233 and $410,527, respectively. There were no outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2025. Outstanding Euro denominated borrowings on the revolving credit facility at September 30, 2024 were €30.0 million ($33,485). The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps and Euro denominated borrowings) at September 30, 2025 and 2024 was 3.99% and 4.59%, respectively.

The Company has $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bear interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company is subject to certain covenants and other restrictions including cross default provisions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with the 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $3,890 and $5,249 at September 30, 2025 and 2024, respectively.

The Company and certain of its domestic subsidiaries sell, on a continuous basis without recourse, their trade receivables to Matthews Receivables Funding Corporation, LLC (“Matthews RFC”), a wholly-owned bankruptcy-remote subsidiary of the Company. Matthews RFC has a receivables purchase agreement (“RPA”) to sell up to $75,000 of receivables to certain purchasers (the “Purchasers”) on a recurring basis in exchange for cash (referred to as “capital” within the RPA) equal to the gross receivables transferred. The parties intend that the transfers of receivables to the Purchasers constitute purchases and sales of receivables. Matthews RFC has guaranteed to each Purchaser the prompt payment of sold receivables, and has granted a security interest in its assets for the benefit of the Purchasers. Under the RPA, each Purchaser’s share of capital accrues yield at a floating rate plus an applicable margin. The Company is the master servicer under the RPA, and is responsible for administering and collecting receivables. The RPA matures in April 2027.

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
September 30, 2025 and 2024, the amount sold to the Purchasers was $65,600 and $96,300, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $63,720 and $58,183 as of September 30, 2025 and 2024, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	For the Year Ended September 30,
	2025	2024
Gross receivables sold	$281,988	$379,094
Cash collections reinvested	(312,688)	(384,594)
Net cash (reinvested) received	$(30,700)	$(5,500)

The Company, through its U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at September 30, 2025. The principal amount of receivables sold under this arrangement was $45,813 and $70,236 during the fiscal year ended September 30, 2025 and 2024, respectively. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. As of September 30, 2024, the amount of factored receivables that remained outstanding was $15,665. See Note 23, "Acquisitions and Divestitures" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The Company is not a party to the agreements between the suppliers and the financial institutions and has no economic interest in a supplier's decision to sell a receivable. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the Program. All outstanding payments owed under the Program are recorded within trade accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the Program as a reduction to operating cash flows in changes in working capital within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $6,136 and $3,014 at September 30, 2025 and 2024, respectively. The following table summarizes the Program activities for the year ended September 30, 2025.

For the Year Ended
September 30, 2025
Outstanding Program payables at September 30, 2024	$3,014
Obligations added	43,579
Obligations settled	(40,457)
Outstanding Program payables at September 30, 2025	$6,136

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews.  The maximum amount of borrowings available under this facility is €6.0 million ($7,043). The facility also provides €14.0 million ($16,433) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled at €659,000 ($774) at September 30, 2025. There were no outstanding borrowings under the credit facility at September 30, 2024. The weighted-average interest rate on outstanding borrowings under this facility was 4.16% at September 30, 2025.

Other borrowings totaled $7,151 and $15,602 at September 30, 2025 and 2024, respectively. The weighted-average interest rate on these borrowings was 2.40% and 2.66% at September 30, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

10.    DEBT AND FINANCING ARRANGEMENTS, (continued)
As of September 30, 2025 and 2024, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of September 30, 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. The Company did not sell any shares of its Class A Common Stock under its ATM program during fiscal 2025. As of September 30, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Aggregate maturities by fiscal year of long-term debt, including other borrowings, is as follows:

2026	$—
2027	3,004
2028	296,110
2029	384,233
2030	—
Thereafter	4,921
	688,268
Finance lease obligations	22,564	(a)
	$710,832
(a) Aggregate maturities of finance lease obligations can be found in Note 11, "Leases."

11.    LEASES:

The Company’s lease portfolio includes various contracts for real estate, vehicles, information technology and other equipment. The following table presents the balance sheet and lease classification for the Company's lease portfolio as of September 30, 2025 and 2024, respectively:

Balance Sheet Classification	Lease Classification	2025	2024
Non-current assets:
Property, plant and equipment, net	Finance	$31,641	$26,428
Operating lease right-of-use-assets	Operating	51,610	60,499
Total lease assets		$83,251	$86,927

Current liabilities:
Long-term debt, current maturities	Finance	$7,230	$5,820
Current portion of operating lease liabilities	Operating	17,186	22,617
Non-current liabilities:
Long-term debt	Finance	15,334	16,283
Operating lease liabilities	Operating	36,099	40,073
Total lease liabilities		$75,849	$84,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

11.    LEASES, (continued)
The following table presents the components of lease cost for the years ended September 30, 2025, 2024 and 2023, respectively:

	2025	2024	2023
Finance lease cost:
Amortization of ROU assets	$7,035	$5,104	$2,791
Interest on lease liabilities	1,159	808	248
Operating lease cost	24,371	21,463	21,546
Variable lease cost	8,518	10,960	10,601
Sublease income	(185)	(273)	(89)
Total lease cost	$40,898	$38,062	$35,097

Supplemental information regarding the Company's leases follows:

	For the Year Ended September 30,
	2025	2024	2023
Cash paid for finance and operating lease liabilities:
Operating cash flows from finance leases	$1,159	$824	$259
Operating cash flows from operating leases	26,609	28,121	27,194
Financing cash flows from finance leases	7,051	5,055	2,642
ROU assets obtained in exchange for new finance lease liabilities	7,521	17,720	4,745
ROU assets obtained in exchange for new operating lease liabilities	23,475	7,577	8,294

	September 30,
	2025	2024	2023
Weighted-average remaining lease term - finance leases (years)	3.21	3.75	4.47
Weighted-average remaining lease term - operating leases (years)	3.40	3.12	3.52
Weighted-discount rate - finance leases	5.27%	5.33%	4.48%
Weighted-discount rate - operating leases	4.48%	4.19%	3.47%

Maturities of lease obligations by fiscal year were as follows as of September 30, 2025:

	Operating Leases	Finance Leases
2026	$18,734	$8,086
2027	13,706	7,849
2028	10,123	4,961
2029	7,553	2,330
2030	4,182	1,200
Thereafter	4,096	134
Total future minimum lease payments	58,394	24,560
Less: Interest	5,109	1,996
Present value of lease liabilities:	$53,285	$22,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    DERIVATIVES AND HEDGING ACTIVITIES:
The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At September 30, 2025 and 2024, derivative instruments were reflected on a gross-basis in the consolidated balance sheets as follows:

Derivatives:	September 30, 2025		September 30, 2024
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$15	$—	$—	$—
Long-term assets:
Other non-current assets	24	—	—	—
Current liabilities:
Other current liabilities	(973)	(45,914)	(863)	(18,042)
Long-term liabilities:
Other non-current liabilities	(1,404)	(12,627)	(1,743)	(48,925)
Total derivatives (1)	$(2,338)	$(58,541)	$(2,606)	$(66,967)
(1) Cross currency swap amounts at September 30, 2025 and 2024 reflect $40,186 and $58,432, of partial advance payments received from the counterparties to certain swap contracts, respectively (see below).

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	September 30, 2025	September 30, 2024
Notional amount	$225,000	$175,000
Weighted-average maturity period (years)	2.7	3.2
Weighted-average received rate	4.13%	4.85%
Weighted-average pay rate	3.80%	3.83%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2,338 ($1,752 after tax) and a net unrealized loss of $2,606 ($1,948 after tax) at September 30, 2025 and 2024, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income ("AOCI"). Unrecognized gains of $1,605 ($1,199 after tax) and $3,848 ($2,874 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of September 30, 2025 and 2024, respectively.  Assuming market rates remain constant with the rates at September 30, 2025, a gain (net of tax) of approximately $115 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

12.    DERIVATIVES AND HEDGING ACTIVITIES, (continued)

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Losses (1)
Swap Currencies	Maturity Date	September 30, 2025	September 30, 2024	September 30, 2025		September 30, 2024
USD/EUR	September 2027	$81,392	$81,392	$(9,443)		$(5,440)
USD/SEK	June 2026	20,000	20,000	(2,571)		(468)
USD/SGD	August 2026	—	20,000	—		(441)
USD/EUR	August 2026	25,000	25,000	(1,689)		(30)
		$126,392	$146,392	$(13,703)	(2)	$(6,379)	(2)
(1) Unrealized gains/losses are recognized in AOCI unless a portion of a hedge is ineffective. Ineffectiveness was insignificant for the year ended September 30, 2025.
(2) Total unrealized losses are presented net of tax of $4,652 and $2,156, for the years ended September 30, 2025 and 2024, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40,186 at September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet. Outstanding advance payment amounts totaled $58,432 at September 30, 2024, of which $17,416 and $41,016 were included in other current liabilities and other non-current liabilities on the Consolidated Balance Sheet, respectively.

During fiscal 2025, certain cross currency swaps were terminated or modified following the sale of the Company's interest in the SGK Business. The Company made payments totaling $37,092 in connection with the settlement or modification of these cross currency swap contracts.

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

Refer to Note 18, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

13.    RESTRUCTURING:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

13.    RESTRUCTURING, (continued)
The following table sets forth amounts recognized by the Company in connection with its restructuring programs:

Restructuring amounts by line item in the Statement of Income (a)	September 30,
	2025	2024 (b)
Cost of sales	$251	$(32,526)
Selling expense	(57)	(1,379)
Administrative expense	(1,352)	(11,800)
Income (loss) before income taxes	$(1,158)	$(45,705)
(a) Positive amounts represent income and negative amounts represent expense.
(b) Includes amounts related to the restructuring programs initiated during the fourth quarter of fiscal 2024, as well as amounts related to other small initiatives completed throughout fiscal 2024.

The costs associated with the Company's restructuring programs principally relate to severance and employee termination benefits. The following table provides a summary of the severance and employee termination restructuring activities for the year ended September 30, 2025.

	Severance and Employee Termination Restructuring Activities
	Memorialization	Industrial Technologies	Brand Solutions	Corporate/Non-Operating	Consolidated
Liability at September 30, 2024	$181	$35,368	$1,247	$4,226	$41,022
Amounts charged (credited) to expense	—	(811)	473	(37)	(375)
Net cash payments	(162)	(31,426)	(553)	(3,742)	(35,883)
Other adjustments(1)	(17)	(2,189)	(156)	(228)	(2,590)
Sale of SGK Business	—	—	(1,011)	—	(1,011)
Liability at September 30, 2025	$2	$942	$—	$219	$1,163

Cumulative severance and employee termination costs incurred to date(2)	$181	$32,161	$1,720	$4,412	$38,474

(1) Other adjustments primarily reflects reclassifications of certain balance sheet amounts.
(2) Substantially all estimated severance and employee termination costs related to the restructuring programs have been recognized as of September 30, 2025.

The severance and employee termination liability is included in accrued compensation in the accompanying Consolidated Balance Sheets.

14.     SHAREHOLDERS' EQUITY:

The authorized common stock of the Company consists of 70,000,000 shares of Class A Common Stock, $1.00 par value.

The Company has a stock repurchase program.  The buy-back program is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share.  Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 5,043,567 shares remain available for repurchase as of September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     SHARE-BASED PAYMENTS:
The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the second amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the second amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting. At September 30, 2025, 1,896,757 shares have been issued under the 2017 Equity Incentive Plan. 1,518,963 time-based RSUs, 1,963,334 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,648,145 of these share-based awards are outstanding as of September 30, 2025. The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the years ended September 30, 2025, 2024 and 2023, stock-based compensation cost totaled $23,065, $18,478 and $17,308, respectively. Fiscal 2025 stock-based compensation cost included $3,470 of accelerated expense related to the Company's divestiture of its interest in the SGK Business (see below). The associated future income tax benefit recognized was $5,387, $4,185 and $3,821 for the years ended September 30, 2025, 2024 and 2023, respectively.

With respect to the grants of RSUs, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Committee. Approximately 40% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

In conjunction with the sale of the Company's interest in the SGK Business, outstanding RSU awards for SGK Business employees were modified to remove future service requirements and to guarantee vesting at a minimum of 100 percent of target for certain performance-based RSUs (Type III modification under ASC 718). Consequently, the outstanding RSU awards for these individuals were remeasured as of the date of the sale transaction, and any resulting additional expense or benefit was immediately recognized in the Consolidated Statements of Income.

The transactions for RSUs for the year ended September 30, 2025 were as follows:

	Shares	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2024	1,707,349	$33.59
Granted	671,200	25.53
Vested	(600,664)	32.98
Expired or forfeited	(129,740)	37.42
Non-vested at September 30, 2025	1,648,145	$30.22

As of September 30, 2025, the total unrecognized compensation cost related to all unvested stock-based awards was $13,945 which is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of certain RSUs that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted or modified during the year ended September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

15.     SHARE-BASED PAYMENTS, (continued)

	Year Ended September 30, 2025
	November 2024 RSU Grant - Matthews	Modified November 2024 RSU Grant - SGK Business	Modified November 2023 RSU Grant - SGK Business
Expected volatility	31.8%	36.7%	36.7%
Dividend yield	3.4%	3.9%	3.9%
Average risk-free interest rate	4.2%	3.6%	3.8%
Average expected term (years)	3.0	2.5	1.5

The risk-free interest rate is based on United States Treasury yields at the date of grant or modification. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant or modification date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the year ended September 30, 2025 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan. Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2025, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2025 paid to the non-employee Chairman of the Board under the Amended and Restated 2019 Director Fee Plan is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. In November 2025, the Board of Directors approved the Second Amended and Restated 2019 Director Fee Plan, which increases the maximum number of shares available for grants or awards to 550,000 shares. The Second Amended and Restated 2019 Director Fee Plan is subject to shareholder approval at the 2026 Annual Meeting of Shareholders.  The value of deferred shares is recorded in other non-current liabilities.  A total of 57,179 shares and share units had been deferred under the Director Fee Plans as of September 30, 2025.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2025.  As of September 30, 2025, 439,740 restricted shares and RSUs have been granted under the Director Fee Plans, 266,511 of which were issued under the 2019 Director Fee Plan. 98,945 RSUs are unvested at September 30, 2025 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

16.     EARNINGS PER SHARE:

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	2025	2024	2023
Net (loss) income attributable to Matthews shareholders	$(24,471)	$(59,660)	$39,291

Weighted-average shares outstanding (in thousands):
Basic shares	31,098	30,913	30,795
Effect of dilutive securities	—	—	494
Diluted shares	31,098	30,913	31,289

Dividends declared per common share	$1.00	$0.96	$0.92

Anti-dilutive securities excluded from the dilutive calculation were insignificant for the fiscal year ended September 30, 2023. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

17.    PENSION AND OTHER POSTRETIREMENT PLANS:

The Company provides defined benefit pension and other postretirement plans to certain employees. During fiscal 2021, future benefit accruals were frozen for all participants in the Company's non-qualified Supplemental Retirement Plan ("SERP") and the defined benefit portion of the Officers Retirement Restoration Plan ("ORRP"). Additionally, the Company notified plan participants of its intention to terminate and fully settle the obligations of these plans. In the first quarter of fiscal 2023, the Company made lump sum payments totaling $24,242 to fully settle the SERP and defined benefit portion of the ORRP obligations. The settlement of these plan obligations resulted in the recognition of a non-cash charge of $1,271, which has been presented as a component of other income (deductions), net for the year ended September 30, 2023. This amount represents the immediate recognition of the deferred AOCI balances related to the SERP and ORRP.

As of September 30, 2025 and 2024, all of the Company's remaining defined benefit plans are unfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans as of the Company's actuarial valuation as of September 30, 2025 and 2024:

	Pension		Other Postretirement
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$14,712	$12,896	$13,378	$12,375
Service cost	142	125	52	55
Interest cost	493	530	608	684
Actuarial (gain) loss	(1,503)	1,100	(1,675)	777
Exchange loss	763	645	—	—
Benefit payments	(573)	(584)	(346)	(513)
Benefit obligation, end of year (1)	14,034	14,712	12,017	13,378

Change in plan assets:
Fair value, beginning of year	—	—	—	—
Benefit payments	(573)	(584)	(346)	(513)
Employer contributions	573	584	346	513
Fair value, end of year	—	—	—	—

Funded status	(14,034)	(14,712)	(12,017)	(13,378)
Unrecognized actuarial gain	(2,098)	(1,453)	(5,574)	(4,407)
Unrecognized prior service credit	—	—	(229)	(591)
Net amount recognized	$(16,132)	$(16,165)	$(17,820)	$(18,376)

Amounts recognized in the consolidated balance sheet:
Current liability	$—	$—	$(779)	$(872)
Noncurrent benefit liability	(14,034)	(14,712)	(11,238)	(12,506)
Accumulated other comprehensive income	(2,098)	(1,453)	(5,803)	(4,998)
Net amount recognized	$(16,132)	$(16,165)	$(17,820)	$(18,376)

Amounts recognized in accumulated
other comprehensive income:
Net actuarial gain	$(2,098)	$(1,453)	$(5,574)	$(4,407)
Prior service credit	—	—	(229)	(591)
Net amount recognized	$(2,098)	$(1,453)	$(5,803)	$(4,998)
(1) Gains and losses related to changes in assumptions (e.g., discount rate, mortality, etc.), salary and other experience impacted benefit obligations.

Based upon actuarial valuations performed as of September 30, 2025 and 2024, both the accumulated benefit obligation and the projected benefit obligation for the Company's defined benefit pension plans was $14,034 and $14,712 at September 30, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Net periodic pension and other postretirement benefit cost for the plans included the following:

	Pension			Other Postretirement
	2025	2024	2023	2025	2024	2023
Service cost	$142	$125	$163	$52	$55	$76
Interest cost *	493	530	497	608	684	644
Amortization:
Prior service cost (credit)	—	—	—	(362)	(364)	(364)
Net actuarial (gain) loss *	(41)	(53)	(64)	(510)	(722)	(708)
Settlement*	—	—	1,271	—	—	—
Net benefit cost	$594	$602	$1,867	$(212)	$(347)	$(352)
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

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year. The measurement date of annual actuarial valuations for the Company's pension and other postretirement benefit plans was September 30, for fiscal 2025, 2024 and 2023.  The weighted-average assumptions for those plans were:

	Pension			Other Postretirement
	2025	2024	2023	2025	2024	2023
Discount rate	4.04%	3.51%	4.13%	5.39%	4.99%	5.86%

In October 2014, the Society of Actuaries' Retirement Plans Experience Committee ("RPEC") released new mortality tables known as RP-2014. Each year, RPEC releases an update to the mortality improvement assumption that was released with the RP 2014 tables. The Company considered the RPEC mortality and mortality improvement tables and performed a review of its own mortality history to assess the appropriateness of the RPEC tables for use in generating financial results. In October 2019, the Society of Actuaries released updated base mortality tables denoted PRI-2012, replacing the RP-2014 base tables. In fiscal years 2025, 2024 and 2023, the Company elected to value its pension and other postretirement benefit plan liabilities using the base PRI-2012 mortality table and a slightly modified fully generational mortality improvement assumption. The revised assumption uses the most recent RPEC Scale MP mortality improvement table for all years where the RPEC tables are based on finalized data, and the most recently published Social Security Administration Intermediate mortality improvement for subsequent years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

17.    PENSION AND OTHER POSTRETIREMENT PLANS, (continued)
Benefit payments expected to be paid are as follows:

Years ending September 30:	Pension Benefits	Other Postretirement Benefits

2026	$635	$872
2027	652	886
2028	671	887
2029	698	894
2030	720	894
2031-2035	3,866	4,303
	$7,242	$8,736

For measurement purposes, a rate of increase of 8.0% in the per capita cost of health care benefits was assumed for 2026; the rate was assumed to decrease gradually to 4.0% for 2071 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported.

The Company sponsors defined contribution plans for hourly and salary employees. The expense associated with the contributions made to these plans was $11,127, $13,032, and $13,297 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. The Company also provides a non-qualified deferred compensation plan for certain executives that permits participants to defer an amount of income into the plan during each calendar year. There was no expense associated with this plan for the fiscal year ended September 30, 2025. The expense associated with the contributions made to this plan was $700 and $1,385 for the fiscal years ended September 30, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     ACCUMULATED OTHER COMPREHENSIVE INCOME:
The changes in AOCI by component, net of tax, for the years ended September 30, 2025, 2024, and 2023 were as follows:

	Postretirement Benefit Plans		Currency Translation Adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2022	$5,182		$(203,310)	$7,937		$(190,191)
OCI before reclassification	1,476		13,979	3,056		18,511
Amounts reclassified from AOCI	102	(a)	(865)	(1,961)	(b)	(2,724)
Net current-period OCI	1,578		13,114	1,095		15,787
Balance, September 30, 2023	$6,760		$(190,196)	$9,032		$(174,404)
OCI before reclassification	(955)		16,182	(6,104)		9,123
Amounts reclassified from AOCI	(850)	(a)	(609)	(2,002)	(b)	(3,461)
Net current-period OCI	(1,805)		15,573	(8,106)		5,662
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	3,267		(9,095)	(505)		(6,333)
Amounts reclassified from AOCI	(682)	(a)	98,721	(974)	(b)	97,065
Net current-period OCI	2,585		89,626	(1,479)		90,732
Balance, September 30, 2025	$7,540		$(84,997)	$(553)		$(78,010)

Attributable to noncontrolling interest:
Balance, September 30, 2022	$—		$255	$—		$255
OCI before reclassification	—		11	—		11
Net current-period OCI	—		11	—		11
Balance, September 30, 2023	$—		$266	$—		$266
OCI before reclassification	—		23	—		23
Net current-period OCI	—		23	—		23
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, September 30, 2025	$—		$289	$—		$289
(a)Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans (see Note 17).
(b)Amounts were included in interest expense in the periods the hedged item affected earnings (see Note 12).

Accumulated other comprehensive loss at September 30, 2025 and 2024 consisted of the following:

	2025	2024
Cumulative foreign currency translation	$(84,997)	$(174,623)
Fair value of cash flow hedges, net of tax of $180 and $316, respectively	(553)	926
Minimum pension liabilities, net of tax of $361 and $1,496, respectively	7,540	4,955
	$(78,010)	$(168,742)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

18.     ACCUMULATED OTHER COMPREHENSIVE INCOME, (continued)
Reclassifications out of AOCI for the years ended September 30, 2025, 2024 and 2023 were as follows:

Details about AOCI Components	September 30, 2025	September 30, 2024	September 30, 2023	Affected line item in the Statement of Income
Postretirement benefit plans
Prior service (cost) credit (a)	$362	$364	$364
Actuarial gains (losses)	551	775	772	Other income (deductions), net
Settlement losses	—	—	(1,271)	Other income (deductions), net
	913	1,139	(135)	Income (loss) before income taxes	(b)
	(231)	(289)	33	Income tax (provision) benefit
	$682	$850	$(102)	Net (loss) income
Derivatives
Cash flow hedges	$1,302	$2,679	$2,626	Interest expense
Net investment hedges	1,076	816	1,159	Interest expense
	2,378	3,495	3,785	Income (loss) before income taxes	(b)
	(600)	(884)	(959)	Income tax (provision) benefit
	$1,778	$2,611	$2,826	Net (loss) income

Other
Sale of SGK Business	$(92,681)	$—	$—	Gain on sale of SGK Business
Other divestitures	(6,844)	—	—	Other current liabilities	(c)

(a)Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in both cost of goods sold and selling and administrative expenses.  For additional information, see Note 17.
(b)For pre-tax items, positive amounts represent income and negative amounts represent expense.
(c)Reflects the release of a reserve that was established for currency transaction amounts related to certain net assets classified as held-for-sale as of September 30, 2024. See Note 23 "Acquisitions and Divestitures."

19.     INCOME TAXES:

The income tax provision (benefit) consisted of the following:

	2025	2024	2023
Current:
Federal	$2,800	$2,897	$13,967
State	2,927	1,849	4,381
Foreign	11,813	10,480	5,052
	17,540	15,226	23,400
Deferred:
Federal	11,728	(15,507)	(14,466)
State	1,807	(2,372)	(1,887)
Foreign	9,605	(7,344)	(5,273)
	23,140	(25,223)	(21,626)
Total	$40,680	$(9,997)	$1,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     INCOME TAXES, (continued)

The reconciliation of the federal statutory tax rate to the consolidated effective tax rate was as follows:

	2025	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%
Effect of state income taxes, net of federal deduction	25.4%	1.3%	3.8%
Foreign statutory taxes compared to federal statutory rate	(23.6)%	19.6%	(0.7)%
Share-based compensation	13.8%	(0.7)%	3.6%
Tax credits (net of withholding taxes)	(8.5)%	3.6%	(7.0)%
Goodwill write-down	—%	(4.9)%	—%
Nontaxable income	(2.0)%	5.0%	(7.5)%
Nondeductible held-for-sale asset write-downs	10.3%	(4.0)%	—%
Change in realizability of foreign deferred tax assets	43.8%	(30.7)%	(9.5)%
Sale of SGK Business	157.5%	—%	—%
Pillar Two top-up tax	5.3%	—%	—%
Sale of foreign assets	8.6%	—%	—%
Other	(0.8)%	4.2%	0.6%
Effective tax rate	250.8%	14.4%	4.3%

The Company's consolidated income taxes for the year ended September 30, 2025 were an expense of $40,680, compared to a benefit of $9,997 for fiscal 2024, and an expense of $1,774 for fiscal 2023. The difference between the Company's consolidated income taxes for fiscal 2025 compared to fiscal 2024 partially resulted from the Company's fiscal 2025 pre-tax consolidated income position compared to a pre-tax consolidated loss for fiscal 2024. The fiscal 2025 tax rate included charges related to changes in the realizability of certain foreign deferred tax assets. These changes included both current year foreign net operating losses requiring a full valuation allowance as well as other changes in realizability of certain foreign net operating losses from prior years. The fiscal 2025 consolidated income before income taxes also reflected impacts related to the divestiture of the Company's interest in the SGK Business, the write down of certain net assets held-for-sale that were non-deductible for tax purposes, tax associated with the sale of certain foreign assets not offset by losses, and top-up tax related to the OECD Pillar Two global minimum tax. Additionally, the fiscal 2025 tax rate benefited from research and development and foreign tax credits. The fiscal 2024 effective tax rate benefited from research and development and foreign tax credits, and changes in realizability of certain foreign deferred tax assets due to the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2024 effective tax rate was negatively impacted by share-based compensation.

The difference between the Company's consolidated income taxes for fiscal 2024 compared to fiscal 2023 partially resulted from the Company's fiscal 2024 pre-tax consolidated loss position compared to pre-tax consolidated income for fiscal 2023. The fiscal 2024 tax rate included charges related to changes in the realizability of certain foreign deferred tax assets. These changes included both current year foreign net operating losses requiring a full valuation allowance as well as other changes in realizability of certain foreign net operating losses from prior years. The fiscal 2024 consolidated loss before income taxes also reflected a goodwill write-down and write-down of certain net assets held-for-sale that were non-deductible for tax purposes. Additionally, the fiscal 2024 tax rate benefited from research and development and foreign tax credits. The fiscal 2023 effective tax rate benefited from research and development and foreign tax credits, and changes in realizability of certain foreign deferred tax assets due to the utilization of foreign tax net operating losses with a valuation allowance. The fiscal 2023 effective tax rate was negatively impacted by share-based compensation.

On a combined basis, the Company's foreign subsidiaries had income before income taxes for the year ended September 30, 2025 of approximately $30,212, losses before income taxes for the year ended September 30, 2024 of approximately $39,069 and income before income taxes for the year ended September 30, 2023 of approximately $43,090. At September 30, 2025, undistributed earnings of foreign subsidiaries for which deferred income taxes have not been provided approximated $166,683.  Deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since they have either been previously taxed, or are now exempt from tax, under the U.S. Tax Cuts and Jobs Act, or such earnings are considered to be reinvested indefinitely in foreign operations. A determination of the deferred tax liability to be recorded if the earnings were not permanently reinvested is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     INCOME TAXES, (continued)

The components of deferred tax assets and liabilities at September 30, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Pension and postretirement benefits	$5,953	$6,405
Accruals and reserves not currently deductible	16,734	16,992
Income tax credit carryforward	5,671	5,563
Operating and capital loss carryforwards	91,119	83,234
Stock options	8,701	8,266
Research and development capitalization	16,557	18,299
Operating lease liability	13,369	15,833
Interest carryforward	15,257	10,796
Other	9,420	6,078
Total deferred tax assets	182,781	171,466
Valuation allowances	(66,632)	(45,462)
Net deferred tax assets	116,149	126,004

Deferred tax liabilities:
Depreciation	(21,130)	(25,724)
Goodwill and intangible assets	(74,471)	(95,828)
Revenue recognized over time	(32,359)	(27,467)
Operating lease right-of-use assets	(12,949)	(15,282)
Investment in Propelis	(24,320)	—
Other	(452)	(843)
Total deferred tax liabilities	(165,681)	(165,144)

Net deferred tax liability	$(49,532)	$(39,140)

At September 30, 2025, the Company had foreign net operating loss carryforwards of $433,770. The majority of the Company's foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation. Therefore, the Company has established tax-effected valuation allowances against these tax benefits in the amount of $66,632 at September 30, 2025. The Company has recorded deferred tax assets of $3,977 for state net operating loss carryforwards, which will be available to offset future income tax liabilities.

Changes in the total amount of gross unrecognized tax benefits (excluding penalties and interest) are as follows:

	2025	2024	2023
Balance, beginning of year	$4,506	$3,779	$4,123
Increases for tax positions of prior years	65	378	100
Decreases for tax positions of prior years	(2,648)	—	—
Increases based on tax positions related to the current year	1,340	1,044	769
Decreases due to lapse of statute of limitation	(291)	(695)	(1,213)
Balance, end of year	$2,972	$4,506	$3,779

The Company had unrecognized tax benefits of $2,972 at September 30, 2025, which would impact the annual effective tax rate.  It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $366 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitation related to specific tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

19.     INCOME TAXES, (continued)

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  Total penalties and interest accrued were $241 and $588 at September 30, 2025 and 2024, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of the legislation that were effective for fiscal 2025 did not have a material impact on the Company's fiscal 2025 income tax expense. The Company is currently assessing the impact of the provisions of the OBBBA that are effective in future years on its future consolidated financial statements.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitation expires for those tax jurisdictions.

As of September 30, 2025, the tax years that remain subject to examination by major jurisdiction generally are:

United States - Federal	2019, 2020, 2022 and forward
United States - State	2021 and forward
Canada	2021 and forward
Germany	2020 and forward
United Kingdom	2023 and forward
Australia	2021 and forward
Singapore	2021 and forward

20.     COMMITMENTS AND CONTINGENT LIABILITIES:

In the normal course of business, the Company may provide certain customers with performance guarantees, and at times letters of credit or surety bonds. The terms of these agreements expire at various dates between fiscal 2025 and 2027. In general, the Company would only be liable for the amounts of these guarantees in the event that non-performance by the Company permits termination of the related contract by the Company's customer. The Company maintains it is in compliance with its performance obligations under all contracts for which there is a performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has employment agreements with certain employees, the terms of which expire at various dates between fiscal 2026 and 2029.  The agreements generally provide for base salary and bonus levels and include non-compete provisions.  The aggregate commitment for salaries under these agreements at September 30, 2025 was $8,289.

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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims vaguely stated in the complaint are without merit and continues to vigorously defend itself against the allegations in confidential arbitration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

20.     COMMITMENTS AND CONTINGENT LIABILITIES, (continued)
In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also recently been compelled to confidential arbitration by the United States District Court for the Northern District of California. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations in the confidential arbitration.

The Company is also defending a separate new confidential arbitration demand, initiated by Tesla on September 8, 2025, which alleges claims for breach of express warranty, declaratory relief, and breach of contract. The arbitration demand seeks declaratory relief and actual damages, plus interest and costs. An estimate of the possible loss or range of loss related to the foregoing matters cannot be made at this time given the continued lack of specificity in the pending proceedings and/or the applicable pleadings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla.

Finally, in October 2025, the Company finalized a confidential settlement agreement resolving claims of alleged copyright infringement arising from a legacy licensing arrangement within the Company's Memorialization segment. The settlement amount of $8,000 was accrued and recognized as a component of administrative expense for the period ended September 30, 2025. The Company denies fault or wrongdoing in the matter arising from this licensing dispute.

21.     SUPPLEMENTAL CASH FLOW INFORMATION:

Changes in working capital items as presented in the Consolidated Statements of Cash Flows consisted of the following:

	2025	2024	2023
Current assets:
Accounts receivable	$6,010	$5,621	$26,457
Inventories	11,689	27,019	(23,990)
Contract assets	(25,806)	(15,304)	(23,465)
Other current assets	18,153	8,483	(3,259)
	10,046	25,819	(24,257)
Current liabilities:
Trade accounts payable	2,963	(6,492)	(9,215)
Accrued compensation	(43,119)	27,597	(648)
Accrued income taxes	(7,405)	(4,834)	3,343
Accrued rebates	(2,379)	144	296
Contract liabilities	(20,663)	(9,426)	4,971
Other current liabilities	15,163	(18,112)	(9,993)
	(55,440)	(11,123)	(11,246)
Net change	$(45,394)	$14,696	$(35,503)

22.     SEGMENT INFORMATION:

The Company manages its businesses under three reportable segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes the design, manufacturing, service and sales of high-tech custom energy storage solutions; product identification and warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products; and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment consists of brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries. On May 1, 2025, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     SEGMENT INFORMATION, (continued)

Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. Following the completion of this transaction, the Company's Brand Solutions segment consists of its cylinders business, and its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 8, "Investments" and 23, "Acquisitions and Divestitures" for further information with respect to the Company's sale of its interest in the SGK Business.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”), identified as the Company’s President and Chief Executive Officer, evaluates the results of operations and makes strategic and resource allocation decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company does not allocate corporate costs to its reportable segments. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the following table to reconcile to consolidated adjusted EBITDA and are not considered a separate reportable segment. Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments. The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies." Intersegment sales are accounted for at negotiated prices. Segment assets include those assets that are used in the Company's operations within each segment. Long-lived assets include property, plant and equipment (net of accumulated depreciation), goodwill, and other intangible assets (net of accumulated amortization).

The following tables present sales and significant expense categories that align with the segment-level information that is regularly provided to the CODM. Information about the Company’s reportable segments follows:

	Year Ended September 30, 2025
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$809,514	$342,229	$345,946	$1,497,689
Cost of sales (2)	(452,991)	(231,166)	(257,886)	(942,043)
Gross profit (2)	356,523	111,063	88,060	555,646
Selling expense (2)	(83,037)	(29,957)	(2,770)	(115,764)
Administrative expense (2)	(103,960)	(53,170)	(51,338)	(208,468)
Other segment items (3)	—	—	6,359	6,359
Adjusted EBITDA	$169,526	$27,936	$40,311	$237,773

Intersegment sales	$—	$2,319	$433	$2,752
Depreciation and amortization	30,332	21,870	16,949	69,151
Total assets	885,386	448,195	327,241	1,660,822
Capital expenditures	16,468	12,185	7,031	35,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     SEGMENT INFORMATION, (continued)

	Year Ended September 30, 2024
	Memorialization	Industrial Technologies	Brand Solutions	Reportable Segments Total
Sales	$829,731	$433,156	$532,850	$1,795,737
Cost of sales (2)	(490,456)	(303,367)	(388,641)	(1,182,464)
Gross profit (2)	339,275	129,789	144,209	613,273
Selling expense (2)	(76,903)	(30,578)	(31,717)	(139,198)
Administrative expense (2)	(99,786)	(59,495)	(50,872)	(210,153)
Adjusted EBITDA	$162,586	$39,716	$61,620	$263,922

Intersegment sales	$—	$1,367	$3,707	$5,074
Depreciation and amortization	27,768	23,772	38,667	90,207
Total assets	790,098	460,650	532,178	1,782,926
Capital expenditures	13,749	17,757	12,520	44,026

	Year Ended September 30, 2023
	Memorialization	Industrial Technologies	Brand Solutions	Reportable Segments Total
Sales	$842,997	$505,751	$532,148	$1,880,896
Cost of sales (2)	(504,725)	(349,673)	(393,380)	(1,247,778)
Gross profit (2)	338,272	156,078	138,768	633,118
Selling expense (2)	(75,301)	(29,800)	(32,217)	(137,318)
Administrative expense (2)	(98,985)	(60,000)	(49,423)	(208,408)
Adjusted EBITDA	$163,986	$66,278	$57,128	$287,392

Intersegment sales	$—	$1,829	$1,073	$2,902
Depreciation and amortization	23,738	23,184	44,842	91,764
Total assets	794,129	482,444	572,601	1,849,174
Capital expenditures	16,868	16,253	14,589	47,710
(1) Amounts do not include revenue recognized by, costs and expenses attributable to, or assets owned by Propelis, since Propelis is a non-consolidated subsidiary accounted for under the equity-method. (see Note 8, "Investments" for further information).
(2) Amounts do not include certain non-cash and/or non-recurring items that do not contribute directly to management's evaluation of its operating results (as described further in the reconciliation of adjusted EBITDA in the table below) and also exclude depreciation, amortization and stock-based compensation expense.
(3) Fiscal 2025 includes the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 8, "Investments" for further information with respect to the equity-method investment in Propelis).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     SEGMENT INFORMATION, (continued)

A reconciliation of adjusted EBITDA to net income follows:

	2025	2024	2023
Reportable Segments Adjusted EBITDA	$237,773	$263,922	$287,392
Corporate and Non-Operating	(50,265)	(58,765)	(61,583)
Acquisition and divestiture related items (1)**	(9,271)	(5,576)	(5,293)
Strategic initiatives and other charges (2)**†	(39,586)	(65,586)	(13,923)
Gain on sale of SGK Business	55,139	—	—
Highly inflationary accounting losses (primarily non-cash) (3)	(1,135)	(1,027)	(1,360)
Goodwill and asset write-downs (4)	(7,911)	(33,574)	—
Stock-based compensation	(23,065)	(18,478)	(17,308)
Non-service pension and postretirement expense (5)	(550)	(439)	(1,640)
Depreciation and amortization *	(71,746)	(94,770)	(96,530)
Interest expense, including RPA and factoring financing fees (6)	(66,815)	(55,364)	(48,690)
Propelis depreciation, amortization, interest and other items (7)	(6,359)	—	—
Net loss attributable to noncontrolling interests	—	—	(155)
Income (loss) before income taxes	16,209	(69,657)	40,910
Income tax (provision) benefit	(40,680)	9,997	(1,774)
Net (loss) income	$(24,471)	$(59,660)	$39,136

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities, and also includes a loss of $2,072 for the fiscal year ended September 30, 2025 related to the divestiture of a business in the Industrial Technologies segment (See Note 23, "Acquisitions and Divestitures). Fiscal 2023 includes a gain of $1,827 related to the divestiture of a business in the Industrial Technologies segment.

(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $22,166 and $12,399 for the fiscal years ended September 30, 2025 and 2024, respectively (See Note 20, "Commitments and Contingent Liabilities"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $5,109. Fiscal 2025 includes $8,000 of expense related to the settlement of a contractual licensing matter within the Memorialization segment (See Note 20, "Commitments and Contingent Liabilities"). Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $3,556. Fiscal 2025 and 2023 include loss recoveries totaling $1,708 and $2,154, respectively, which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(3) Represents exchange losses associated with highly inflationary accounting related to the Company's Turkish subsidiaries.
(4) Fiscal 2025 includes asset write-downs within the Brand Solutions segment of $7,911 (see Note 25, "Asset Write-Downs"). Fiscal 2024 includes goodwill write-downs within the Industrial Technologies segment of $16,727 (see Note 24, "Goodwill and Other Intangible Assets"), asset write-downs within the Memorialization segment of $13,716 (see Note 25, "Asset Write-Downs"), and investment write-downs within Corporate and Non-operating of $3,131 (see Note 8, "Investments").

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

(6) Includes fees for receivables sold under the RPA and factoring arrangements totaling $3,920, $4,830 and $4,042 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
(7) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 8, "Investments" for further information with respect to the equity-method investment in Propelis).

* Depreciation and amortization was $30,332, $27,768, and $23,738 for the Memorialization segment, $21,870, $23,772, and $23,184 for the Industrial Technologies segment, $16,949, $38,667, and $44,842 for the Brand Solutions segment, and $2,595, $4,563, and $4,766 for Corporate and Non-Operating, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
** Acquisition and divestiture costs, ERP integration costs, and strategic initiatives and other charges were $13,876, $3,514, and $1,002 for the Memorialization segment, $27,868, $54,357, and $4,108 for the Industrial Technologies segment, $4,024, $3,001, and $10,905 for the Brand Solutions segment, and $3,089, $10,290, and $3,201 for Corporate and Non-Operating, for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
† Strategic initiatives and other charges includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling $1,158, $45,705 and $13,210 in fiscal years 2025, 2024 and 2023, respectively. Refer to Note 13, "Restructuring" for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

22.     SEGMENT INFORMATION, (continued)

Information about the Company's operations by geographic area follows:

	North America	Central and South America	Europe	Australia	Asia	Consolidated
Sales to external customers:
2025	$1,070,084	$3,089	$357,077	$17,451	$49,988	$1,497,689
2024	1,182,523	5,456	522,196	19,514	66,048	1,795,737
2023	1,219,238	5,260	572,736	19,913	63,749	1,880,896

Long-lived assets:
2025	692,024	2,229	108,878	5,415	9,548	818,094
2024	799,545	10,040	238,214	14,412	40,437	1,102,648
2023	806,182	11,690	255,748	14,099	41,194	1,128,913

23.    ACQUISITIONS AND DIVESTITURES:

Fiscal 2025:

In May 2025, the Company acquired The Dodge Company ("Dodge") within the Memorialization segment for a purchase price of $55,624 (net of cash acquired). Dodge is a leading supplier of embalming chemicals and supplies in North America and sells a variety of other related products to Funeral Homes. Annual sales for this business were approximately $43,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of September 30, 2025 and remains subject to change as the Company obtains additional information related to working capital and other intangibles assets.

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for 40% of the common equity of Propelis, a $50,000 preferred equity investment in Propelis, and cash proceeds of $228,004 (net of $22,996 of divested cash). The Company retained its European cylinders (packaging) business and other related investments following the completion of this transaction. The Company recognized a gain on sale of the SGK Business totaling $55,139 ($6,158 after-tax) during fiscal 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

23.     ACQUISITIONS AND DIVESTITURES, (continued)
The following table summarizes the carrying values of the SGK Business assets and liabilities divested on May 1, 2025.

May 1, 2025
Assets:
Cash and cash equivalents	$22,996
Accounts receivable, net	72,146
Inventories, net	31,236
Property, plant and equipment, net	40,425
Operating lease right-of-use assets	18,334
Goodwill	223,719
Other intangible assets, net	23,672
Other current and non-current assets	18,614
Total assets	451,142

Liabilities:
Current portion of operating lease liabilities	7,478
Trade accounts payable	14,805
Accrued compensation	12,258
Long-term debt	5,817
Operating lease liabilities	11,619
Deferred income taxes	16,837
Other current and non-current liabilities	27,384
Total liabilities	96,198

Net assets	$354,944

Income before income taxes for the divested SGK Business totaled $12,647, $6,526, and $12,238 for the years ended September 30, 2025, 2024 and 2023, respectively.

In March 2025, the Company completed a small divestiture within the Industrial Technologies segment. Net proceeds from the divestiture totaled $2,049, and the transaction resulted in a pre-tax loss of $2,072, which was recorded as a component of administrative expense for the year ended September 30, 2025.

In October 2024, the Company completed a small acquisition within the Memorialization segment for a purchase price of $2,218. The Company finalized the allocation of the purchase price in the fourth quarter of fiscal 2025, resulting in no significant adjustments.

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

23.     ACQUISITIONS AND DIVESTITURES, (continued)
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

In February 2023, the Company acquired Eagle Granite Company ("Eagle") within the Memorialization segment for a total purchase price of $18,384, consisting of cash of $8,650 (net of cash acquired) and a deferred purchase price amount of $9,734, which was paid to the seller two years after the acquisition date. In addition, the Company has recorded a liability of approximately $3,800 for potential future contingent consideration related to certain earnout provisions, which, if owed, is scheduled to be paid to the seller four years from the acquisition date. Eagle serves cemeteries and monument companies with a full complement of granite memorialization products. The Company finalized the allocation of the purchase price in the first quarter of fiscal 2024, resulting in adjustments to certain liability accounts.

During the first fiscal quarter of 2023, the Company completed small acquisitions within the Brand Solutions segment for a combined purchase price of $1,932 (net of cash acquired and holdbacks). The Company finalized the purchase price allocations in the fourth quarter of fiscal 2023, resulting in an immaterial adjustment to certain tax accounts.

24.     GOODWILL AND OTHER INTANGIBLE ASSETS:

Changes to goodwill during the years ended September 30, 2025 and 2024, follow.

	Memorialization	Industrial Technologies	Brand Solutions	Consolidated
Net goodwill at September 30, 2023	$366,015	$115,073	$217,021	$698,109
Additions during period	2,551	—	—	2,551
Translation and other adjustments	4,578	1,199	7,413	13,190
Goodwill write-down	—	(16,727)	—	(16,727)
Net goodwill at September 30, 2024	373,144	99,545	224,434	697,123
Additions during period	14,606	—	—	14,606
Translation and other adjustments	(213)	479	(6,385)	(6,119)
Sale of SGK Business	—	—	(218,049)	(218,049)
Net goodwill at September 30, 2025	$387,537	$100,024	$—	$487,561

The net goodwill balances at September 30, 2025 and 2024 included $45,673 and $277,913 of accumulated impairment losses, respectively. Accumulated impairment losses at September 30, 2025 were $5,000 and $40,673 for the Memorialization and Industrial Technologies segments, respectively. Accumulated impairment losses at September 30, 2024 were $5,000, $40,673, and $232,240 for the Memorialization, Industrial Technologies and Brand Solutions segments, respectively.

Fiscal 2025:

In fiscal 2025, the additions reflect the acquisitions of The Dodge Company and another small business within the Memorialization segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

24.     GOODWILL AND OTHER INTANGIBLE ASSETS, (continued)
The Company performed its annual quantitative impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2025 (January 1, 2025) and determined that the estimated fair values for all goodwill reporting units and indefinite-lived intangible assets exceeded their carrying values, and, therefore, no impairment charges were necessary at such time.

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

Fiscal 2023:

In fiscal 2023, the additions reflect the acquisition of Eagle Granite Company within the Memorialization segment, the purchase of the remaining ownership interest in an Industrial Technologies subsidiary, and small acquisitions within the Brand Solutions segment.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of September 30, 2025 and 2024, respectively.

	Carrying Amount	Accumulated Amortization	Net
September 30, 2025
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	31,673	(22,393)	9,280
Customer relationships	165,477	(105,876)	59,601
Copyrights/patents/other	20,776	(14,239)	6,537
	$248,466	$(142,508)	$105,958
September 30, 2024
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	151,598	(127,829)	23,769
Customer relationships	380,387	(311,621)	68,766
Copyrights/patents/other	19,166	(16,215)	2,951
	$581,691	$(455,665)	$126,026

The net change in intangible assets during fiscal 2025 primarily reflected the sale of the Company's interest in the SGK Business, additions related to the Dodge acquisition, the impact of foreign currency fluctuations during the period, and additional amortization.

Amortization expense on intangible assets was $20,069, $37,023, and $42,068 in fiscal 2025, 2024 and 2023, respectively. The fiscal 2025 decrease in intangible amortization reflected certain intangible assets reaching the end of their amortizable lives, and lower amortization following the Company's divestiture of its interest in the SGK Business. Fiscal year amortization expense is estimated to be approximately $9,497 in 2026, $8,597 in 2027, $6,702 in 2028, $5,782 in 2029 and $5,314 in 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollar amounts in thousands, except per share data)

25.     ASSET WRITE-DOWNS:

During the fourth quarter of fiscal 2025, the Company recognized a non-cash impairment charge of $7,911 for the write-down of certain net assets held-for-sale within the Brand Solutions segment. The held-for-sale adjustment included a $3,096 provision for certain amounts included in AOCI within currency translation adjustment. This write-down was recorded as a component of administrative expenses for the year ended September 30, 2025.

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

26.     RELATED PARTY TRANSACTIONS:

In connection with the sale of the Company's interest in the SGK Business, the Company has agreed to provide certain administrative services for Propelis under a Transitional Services Agreement (the “TSA”). The services provided under the TSA include ERP system access and related information technology support; tax, treasury and accounting support; transactional processing such as, invoicing, collections, cash application, purchasing, payroll and payment processing; and certain other services. The Company receives an administrative support fee from Propelis for providing these ongoing services. Such administrative support fees are intended to approximate the underlying cost of providing such services for Propelis. During fiscal 2025, the Company recognized $4,107 of administrative support fees under the TSA, which were included as a component of administrative expense. Sales to and purchases from Propelis were immaterial for the fiscal year ended September 30, 2025. As of September 30, 2025, amounts due to Matthews from Propelis totaled $3,971, which reflected outstanding administrative fees, and net transactional amounts pending settlement under the TSA. Such amounts were included as a component of accounts receivable.

27.     SUBSEQUENT EVENT:
On November 12, 2025, subsequent to the date of the balance sheet, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) for the sale of its Warehouse Automation business to Duravant LLC, a global leader in engineered equipment and automation solutions. The Warehouse Automation business is part of the Company’s Industrial Technologies segment. Under the terms of the Purchase Agreement, at the closing of the proposed transaction, the Company will receive total consideration of $230,000, representing cash consideration of $223,300 plus the assumption of certain liabilities related to the Warehouse Automation business, subject to adjustment based on a number of factors, including, but not limited to, indemnification obligations and the final determination (in accordance with the Purchase Agreement) of the total adjusted consideration (based on an agreed enterprise value of $230,000, plus cash, less debt and transaction expenses and subject to a customary net working capital adjustment measured against a target amount). The proposed transaction is expected to be completed in fiscal 2026, subject to customary closing conditions, including regulatory approvals. The foregoing summary of the Purchase Agreement is incomplete and is qualified in its entirety to the complete text of the Purchase Agreement, which was filed as Exhibit 2.1 to that Current Report on Form 8-K with the SEC on November 13, 2025.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to other Accounts	Deductions (1)	Balance at End of Period
	(Dollar amounts in thousands)
Allowance for Credit Losses:
Fiscal Year Ended:
September 30, 2025	$12,055	$5,151	$—	$(3,725)	$13,481
September 30, 2024	10,784	2,696	—	(1,425)	12,055
September 30, 2023	10,138	1,625	—	(979)	10,784
(1)Amounts determined not to be collectible (including direct write-offs), net of recoveries. Fiscal 2025 amounts include $582 related to the divestiture of the Company's interest in the SGK Business.

Description	Balance at Beginning of Period	Provision Charged (Credited) To Expense (1, 2)	Allowance Changes	Other Additions (Deductions) (3,4)	Balance at End of Period
	(Dollar amounts in thousands)
Deferred Tax Asset Valuation Allowance:
Fiscal Year Ended:
September 30, 2025	$45,462	$18,944	$—	$2,226	$66,632
September 30, 2024	22,506	24,152	—	(1,196)	45,462
September 30, 2023	27,552	(4,709)	—	(337)	22,506
(1)Amounts relate primarily to adjustments in net operating loss carryforwards which are precluded from use.
(2)Fiscal 2025 amount is comprised of a $2,852 benefit related to the release of a valuation allowance, an $11,840 expense related to the divestiture of the Company's interest in the SGK Business, and a $9,955 expense primarily related to adjustments in net operating loss carryforwards which are precluded from use. Fiscal 2024 amount is comprised of a $2,032 benefit related to the release of valuation allowance, and a $26,184 expense primarily related to adjustments in net operating loss carryforwards which are precluded from use.
(3)Fiscal 2025 amount primarily consists of foreign exchange and the impacts from the Company's divestiture of its interest in the SGK Business. Fiscal 2024 amount is comprised of a $2,802 decrease related to non-survivability of deferred tax assets with a full valuation allowance due to held-for-sale asset write-downs, and a $1,606 addition related to foreign exchange.
(4)Fiscal 2023 consists principally of adjustments related to foreign exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

The Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report on Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in effect as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Annual Report on Form 10-K.

(b) Management's Report on Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting is included in Management's Report to Shareholders in Item 8 of this Annual Report on Form 10-K.

(c) Report of Independent Registered Public Accounting Firm.

The Company's internal control over financial reporting as of September 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a)

None.

(b) Securities Trading Plans of Directors and Executive Officers.

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information reported in Part I of this Annual Report on Form 10-K, under the caption "Officers and Executive Management of the Registrant," the information required by this item as to the directors of the Company is hereby incorporated by reference from the information appearing under the captions "General Information Regarding Corporate Governance – Audit Committee," "Proposal No. 1 – Elections of Directors" and "Delinquent Section 16(a) Reports" (if applicable) in the Company's definitive proxy statement, which involves the election of the directors and is to be filed with the Securities and Exchange Commission (the "SEC") pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2025.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item as to the compensation of directors and executive management of the Company is hereby incorporated by reference from the information appearing under the captions "Compensation of Directors" and "Executive Compensation and Retirement Benefits" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2025.  The information contained in the "Compensation Committee Report" is specifically not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2025.

Equity Compensation Plans:

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. The Company also maintains equity incentive plans (the "2012 Equity Incentive Plan" and "2007 Equity Incentive Plan") and a stock incentive plan (the "1992 Incentive Stock Plan") that previously provided for grants of stock options, restricted shares, stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting.  There will be no further grants under the 2012 Equity Incentive Plan, the 2007 Equity Incentive Plan, or the 1992 Incentive Stock Plan. At September 30, 2025, 1,896,757 shares have been issued under the 2017 Equity Incentive Plan. 1,518,963 time-based RSUs, 1,963,334 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,648,145 of these share-based awards are outstanding as of September 30, 2025. All plans are administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

With respect to the grants of RSUs, units generally vest on the third anniversary of the grant date. The number of units that vest depend on certain time and performance thresholds. Such performance thresholds include adjusted earnings per share, return on invested capital, appreciation in the market value of the Company's Class A Common Stock, or other targets established by the Compensation Committee of the Board of Directors. Approximately 40% of the outstanding share units vest based on time, while the remaining vest based on pre-defined performance thresholds. The Company issues common stock from treasury shares once vested.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued
The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans"). There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2025, either cash or shares of the Company's Class A Common Stock with a value equal to $90,000.  The annual retainer fee for fiscal 2025 paid to the non-employee Chairman of the Board under the Amended and Restated 2019 Director Fee Plan is $210,000.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plans at the Company's 2023 Annual Shareholder Meeting. In November 2025, the Board of Directors approved the Second Amended and Restated 2019 Director Fee Plan, which increases the maximum number of shares available for grants or awards to 550,000 shares. The Second Amended and Restated 2019 Director Fee Plan is subject to shareholder approval at the 2026 Annual Meeting of Shareholders.  The value of deferred shares is recorded in other non-current liabilities.  A total of 57,179 shares and share units had been deferred under the Director Fee Plans as of September 30, 2025.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140,000 for fiscal 2025.  As of September 30, 2025, 439,740 restricted shares and RSUs have been granted under the Director Fee Plans, 266,511 of which were issued under the 2019 Director Fee Plan. 98,945 RSUs are unvested at September 30, 2025 under the Director Fee Plans.

The following table provides information about grants under the Company's equity compensation plans as of September 30, 2025:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	57,179	$—	4,468,678	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	57,179	$—	4,468,678
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

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item as to certain relationships and transactions with management and other related parties of the Company is hereby incorporated by reference from the information appearing under the captions "Proposal No. 1 – Election of Directors" and "Certain Transactions with Related Persons" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act, within 120 days of the end of the Company's fiscal year ended September 30, 2025.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item as to the fees billed and the services provided by the principal accounting firm of the Company is hereby incorporated by reference from the information appearing under the caption "Relationship with Independent Registered Public Accounting Firm" in the Company's definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year ended September 30, 2025.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

The following items are included in Part II, Item 8:

2.     Financial Statement Schedules:

The following item is included in Part II, Item 8:

Schedule II - Valuation and Qualifying Accounts	88

3.     Exhibits Filed:

Exhibits Index	94

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated by reference.  Exhibits marked with an "a" represent a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K. Exhibits marked with a "+" represent that certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC or its staff upon request.

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

2.1+	Contribution Agreement dated as of January 7, 2025, by and among Matthews International Corporation, Logo Holdings II Corporation, and Peninsula Parent LLC*	Exhibit Number 2.1 to the Current Report on Form 8-K filed on January 8, 2025

3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024

3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2023

4.1	Form of Share Certificate for Class A Common Stock*	Exhibit Number 4.9 to the Annual Report on Form 10-K for the year ended September 30, 1994

4.2	Indenture, dated as of September 27, 2024, by and among Matthews International Corporation, the guarantors party thereto, and Truist Bank, as trustee and collateral agent*	Exhibit Number 4.1 to the Current Report on Form 8-K filed on September 30, 2024

4.3	Form of 8.625% Senior Secured Second Lien Note due October 1, 2027*	Exhibit Number 4.2 to the Current Report on Form 8-K filed on September 30, 2024

4.4	Description of Securities*	Exhibit Number 4.4 to the Annual Report on Form 10-K for the year ended September 30, 2023

10.1	Shareholder's Agreement, dated as of March 16, 2014, by and among Matthews International Corporation, the Shareholders named therein and David A. Schawk, in his capacity as the Family Representative*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on March 19, 2014

10.2 a	Form of Schawk Family Share Purchase Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on May 16, 2016

10.3 a	Supplemental Retirement Plan (as amended through April 23, 2009)*	Exhibit Number 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2010

10.4 a	Amendment to the Supplemental Retirement Plan*	Exhibit Number 10.4 to the Annual Report on Form 10-K for the year ended September 30, 2021

10.5 a	Officers Retirement Restoration Plan (effective April 23, 2009)*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2009

10.6 a	Amendment to the Officers Retirement Restoration Plan*	Exhibit Number 10.6 to the Annual Report on Form 10-K for the year ended September 30, 2021

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein

10.7 a	1994 Director Fee Plan (as amended through April 22, 2010)*	Exhibit Number 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2013

10.8 a	Amended and Restated 2014 Director Fee Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.9 a	1994 Employee Stock Purchase Plan*	Exhibit Number 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

10.10 a	2015 Incentive Compensation Plan*	Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on January 19, 2016

10.11 a	Second Amended and Restated 2017 Equity Incentive Plan*	Exhibit Number 10.2a to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025

10.12 a	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan*	Exhibit Number 99.2 to the Registration Statement on Form S-8 filed on May 3, 2019

10.13 a	Amended Restricted Stock Unit Agreement For Certain Departing SGK Employees, dated May 1, 2025, by and between Matthews International Corporation and Gary R. Kohl*	Exhibit Number 10.1a to the Current Report on Form 8-K filed on May 1, 2025

10.14 a	Matthews International Corporation Amended and Restated 2019 Director Fee Plan*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 17, 2023

10.15 a	Form of Restricted Stock Unit Agreement under the 2019 Director Fee Plan*	Exhibit Number 99.4 to the Registration Statement on Form S-8 filed on May 3, 2019

10.16 a	Form of Change in Control Agreement*	Exhibit Number 10.1 to Current Report on Form 8-K filed on October 3, 2019

10.17	Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 30, 2020

10.18	First Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on April 30, 2021

10.19	Second Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2022

10.20	Third Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.20 to the Annual Report on Form 10-K for the year ended September 30, 2022

10.21 a	Matthews International Corporation Management Deferred Compensation Plan*	Exhibit Number 10.1 to the Quarterly Report on Form 10-Q filed on January 27, 2023

10.22	Fifth Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 5, 2024

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein
10.23
Sixth Amendment to Third Amended and Restated Loan Agreement, dated September 23, 2024, by and among Matthews International Corporation, the other Borrowers party thereto, Citizens Bank, N.A., as administrative agent, and the banks party thereto*
Exhibit Number 10.2 to the Current Report on Form 8-K filed on September 24, 2024

10.24	Purchase Agreement, dated September 23, 2024, by and among Matthews International Corporation, the Guarantors, and Truist Securities, Inc., as representative of the several purchasers named therein*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 24, 2024

10.25
Second Amended and Restated Pledge and Security Agreement, dated September 27, 2024, by Matthews International Corporation and the other grantors party thereto in favor of Citizens Bank, N.A., as administrative agent*
Exhibit Number 10.1 to the Current Report on Form 8-K filed on September 30, 2024

10.26	Second Lien Pledge and Security Agreement, dated as of September 27, 2024, by Matthews International Corporation and the other grantors party thereto in favor of Truist Bank, as collateral agent*	Exhibit Number 10.2 to the Current Report on Form 8-K filed on September 30, 2024

10.27
Intercreditor Agreement, dated as of September 27, 2024, by and among Citizens Bank, N.A., as administrative agent, and Truist Bank, as trustee and collateral agent, and acknowledged by Matthews International Corporation and the grantors party thereto*
Exhibit Number 10.3 to the Current Report on Form 8-K filed on September 30, 2024

10.28	Equity Distribution Agreement, dated March 11, 2025, by and among Matthews International Corporation and Truist Securities, Inc.*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on March 11, 2025

14.1	Form of Code of Ethics Applicable to Executive Management*	Exhibit Number 14.1 to the Annual Report on Form 10-K for the year ended September 30, 2004

19	Matthews International Corporation Policy on Insider Trading*	Exhibit Number 19 to the Annual Report on Form 10-K for the year ended September 30, 2024

21	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed Herewith

31.2	Certification of Principal Financial Officer for Steven F. Nicola	Filed Herewith

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
EXHIBITS INDEX, Continued

Exhibit No.	Description	Prior Filing or Sequential Page Numbers Herein
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Joseph C. Bartolacci	Furnished Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven F. Nicola	Furnished Herewith

97	Matthews International Corporation Clawback Policy*	Exhibit Number 97 to the Annual Report on Form 10-K for the year ended September 30, 2023

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104.	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed Herewith

Copies of any Exhibits will be furnished to shareholders upon written request.  Requests should be directed to Mr. Steven F. Nicola, Chief Financial Officer and Treasurer of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2025.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

By	/s/ Joseph C. Bartolacci
Joseph C. Bartolacci
President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Joseph C. Bartolacci, Steven F. Nicola, Daniel E. Stopar, and Brian D. Walters, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 21, 2025:

/s/ Joseph C. Bartolacci	/s/ Steven F. Nicola
Joseph C. Bartolacci	Steven F. Nicola
President and Chief Executive Officer	Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Alvaro Garcia-Tunon	/s/ J. Michael Nauman
Alvaro Garcia-Tunon, Chairman of the Board	J. Michael Nauman, Director

/s/ Katherine E. Dietze	/s/ Morgan K. O'Brien
Katherine E. Dietze, Director	Morgan K. O'Brien, Director

/s/ Terry L. Dunlap	/s/ Aleta W. Richards
Terry L. Dunlap, Director	Aleta W. Richards, Director

/s/ Lillian D. Etzkorn	/s/ David A. Schawk
Lillian D. Etzkorn, Director	David A. Schawk, Director

/s/ Thomas A. Gebhardt	/s/ Francis S. Wlodarczyk
Thomas A. Gebhardt, Director	Francis S. Wlodarczyk, Director