Form 10-Q
period 2025-12-31
MATTHEWS INTERNATIONAL CORP
filed 2026-02-04
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2025
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
Yes ☐ No ☒

As of December 31, 2025, shares of common stock outstanding were: Class A Common Stock 31,126,081 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	December 31, 2025		September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents		$31,357		$32,433
Accounts receivable, net		115,476		132,940
Inventories, net		192,378		202,827
Contract assets		111,366		107,147
Other current assets		38,566		44,821
Total current assets		489,143		520,168

Investments		287,118		288,637
Property, plant and equipment, net		191,255		224,575
Operating lease right-of-use assets		47,039		51,610
Deferred income taxes		5,802		6,435
Goodwill		431,794		487,561
Other intangible assets, net		93,762		105,958
Other non-current assets		6,953		9,498

Total assets		$1,552,866		$1,694,442

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$7,271		$7,230
Current portion of operating lease liabilities		16,075		17,186
Trade accounts payable		94,677		98,462
Accrued rebates		17,828		18,185
Accrued compensation		25,414		36,408
Accrued income taxes		36,910		9,293
Contract liabilities		1,532		7,447
Other current liabilities		125,146		156,269
Total current liabilities		324,853		350,480

Long-term debt		529,756		703,602
Operating lease liabilities		33,253		36,099
Deferred income taxes		67,135		55,967
Other non-current liabilities		54,653		67,352
Total liabilities		1,009,650		1,213,500

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	139,979		154,617
Retained earnings	600,502		565,278
Accumulated other comprehensive loss	(50,204)		(78,010)
Treasury stock, at cost	(183,395)		(197,277)
Total shareholders' equity		543,216		480,942

Total liabilities and shareholders' equity		$1,552,866		$1,694,442

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended December 31,
	2025	2024

Sales	$284,763	$401,842
Cost of sales	(185,090)	(276,150)

Gross profit	99,673	125,692

Selling expense	(31,108)	(34,857)
Administrative expense	(81,284)	(76,553)
Intangible amortization	(2,966)	(8,608)
Gain on divestitures, net	113,209	—

Operating profit	97,524	5,674

Interest expense	(14,633)	(15,682)
Other income (deductions), net	1,527	4,178

Income (loss) before income taxes	84,418	(5,830)

Income tax (provision) benefit	(40,789)	2,358

Net income (loss)	$43,629	$(3,472)

Earnings (loss) per share:
Basic	$1.39	$(0.11)

Diluted	$1.39	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2025	2024

Net income (loss):	$43,629	$(3,472)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	29,339	(14,611)
Pension plans and other postretirement benefits	(1,337)	(353)
Unrecognized (loss) gain on cash flow hedges:
Net change from periodic revaluation	(47)	2,565
Net amount reclassified to earnings	(149)	(350)
Net change in unrecognized (loss) gain on cash flow hedges	(196)	2,215
OCI, net of tax	27,806	(12,749)
Comprehensive income (loss)	$71,435	$(16,221)
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three months ended December 31, 2025 and 2024 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, September 30, 2025	$36,334	$154,617	$565,278	$(78,010)	$(197,277)	$480,942
Net income	—	—	43,629	—	—	43,629
Minimum pension liability	—	—	—	(1,337)	—	(1,337)
Translation adjustment	—	—	—	29,339	—	29,339
Fair value of cash flow hedges	—	—	—	(196)	—	(196)
Total comprehensive income						71,435
Stock-based compensation	—	4,407	—	—	—	4,407
Purchase of 206,123 shares of treasury stock	—	—	—	—	(5,163)	(5,163)
Issuance of 536,360 shares of treasury stock	—	(19,045)	—	—	19,045	—
Dividends	—	—	(8,405)	—	—	(8,405)
Balance, December 31, 2025	$36,334	$139,979	$600,502	$(50,204)	$(183,395)	$543,216

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balance, September 30, 2024	$36,334	$159,497	$623,063	$(168,742)	$(212,994)	$48	$437,206
Net loss	—	—	(3,472)	—	—	—	(3,472)
Minimum pension liability	—	—	—	(353)	—	—	(353)
Translation adjustment	—	—	—	(14,611)	—	—	(14,611)
Fair value of cash flow hedges	—	—	—	2,215	—	—	2,215
Total comprehensive loss							(16,221)
Stock-based compensation	—	4,979	—	—	—	—	4,979
Purchase of 171,101 shares of treasury stock	—	—	—	—	(4,275)	—	(4,275)
Issuance of 537,295 shares of treasury stock	—	(19,888)	—	—	19,888	—	—
Dividends	—	—	(8,233)	—	—	—	(8,233)
Balance, December 31, 2024	$36,334	$144,588	$611,358	$(181,491)	$(197,381)	$48	$413,456

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$43,629	$(3,472)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,696	22,504
Stock-based compensation expense	4,407	4,979
Deferred tax benefit	(61)	—
Gain on sale of assets, net	(713)	(9,572)
Gain on divestitures, net	(113,209)	—
Equity and other investment losses (gains)	983	(24)
Changes in working capital items	1,519	(39,170)
Decrease in other non-current assets	6,539	6,996
Decrease in other non-current liabilities	(10,111)	(8,814)
Other operating activities, net	2,329	1,564

Net cash used in operating activities	(51,992)	(25,009)

Cash flows from investing activities:
Capital expenditures	(5,257)	(9,532)
Acquisitions, net of cash acquired	(524)	(2,218)
Proceeds from sale of assets	3,476	13,249
Proceeds from divestitures	240,168	—
Other investing activities, net	(420)	(63)

Net cash provided by investing activities	237,443	1,436

Cash flows from financing activities:
Proceeds from long-term debt	202,981	250,996
Payments on long-term debt	(374,981)	(219,047)
Purchases of treasury stock	(5,163)	(4,275)
Dividends	(9,474)	(9,237)

Net cash (used in) provided by financing activities	(186,637)	18,437

Effect of exchange rate changes on cash	110	(2,167)

Net change in cash and cash equivalents	(1,076)	(7,303)
Cash and cash equivalents at beginning of year	32,433	40,816
Cash and cash equivalents at end of period	$31,357	$33,513

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2025
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions. The segment historically provided warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products, and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. Brand Solutions historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Peninsula Parent LLC, d.b.a. Propelis Group (“Propelis”), in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash and other consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" for further information.

As of December 31, 2025, the Company had facilities in North America, Europe, Asia, Australia, and Central America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company has the ability to exert significant influence, but not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company's financial statements. Consequently, in fiscal 2026, the Company's portion of earnings for its equity-method investment in Propelis includes the months of July, August and September 2025. See Note 7, "Investments" for further information with respect to the equity-method investment in Propelis.

The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Company applied highly inflationary accounting to its Turkish subsidiaries effective April 1, 2022 and through December 2025, at which time these subsidiaries were divested. Under highly inflationary accounting, the financial statements of these subsidiaries were remeasured into the Company's reporting currency (U.S. dollar) and exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)
gains and losses from the remeasurement of monetary assets and liabilities were reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets. As of September 30, 2025, the Company had net monetary assets related to its Turkish subsidiaries of $2,109. Exchange losses related to highly inflationary accounting totaled $16 and $191 for the three months ended December 31, 2025 and December 31, 2024, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements:

Issued

In December 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this ASU aim to clarify existing requirements, not to change interim disclosure obligations, and introduce a disclosure principle requiring entities to report material events occurring since the end of the last annual reporting period. The ASU is effective for annual and interim periods beginning in fiscal year 2029. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. Among other provisions, the amendments in this ASU expand the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, and eliminate the recognition and presentation mismatch related to a dual hedge strategy. The ASU is effective for annual and interim periods beginning in fiscal year 2028. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this ASU remove all references to prescriptive and sequential software development stages and now require entities to begin capitalizing software costs once management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will fulfill its intended purpose. The ASU is effective for annual and interim periods beginning in fiscal year 2029. The Company is in the process of assessing the impact this ASU will have on its consolidated financial statements.

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

Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) which improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities, including enhanced disclosures about significant segment expenses. The ASU was effective for annual periods for the Company beginning in fiscal year 2025, and interim periods beginning in fiscal year 2026. The adoption of this ASU in the fourth quarter of fiscal 2025 did not affect the recognition, measurement, or financial statement presentation of expenses, but did result in expanded segment information disclosures, as reflected in Note 15, "Segment Information."

Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three months ended December 31, 2025 and 2024 were as follows:

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
North America	$195,532	$181,389	$28,414	$31,452	$—	$61,802	$223,946	$274,643
Central and South America (1)	—	—	—	—	—	1,122	—	1,122
Europe	5,495	5,866	39,248	47,669	6,904	49,487	51,647	103,022
Australia	3,148	3,231	—	—	—	2,367	3,148	5,598
Asia	—	—	1,353	1,412	4,669	16,045	6,022	17,457
Total Sales	$204,175	$190,486	$69,015	$80,533	$11,573	$130,823	$284,763	$401,842

(1) Following the contribution of the SGK Business to Propelis in the third quarter of fiscal 2025, the Company no longer had operations in South America.

Revenue recognized using the over time method accounted for approximately 11% and 12% of revenue for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and September 30, 2025, the Company had net contract assets for projects recognized using the over time method totaling $109,834 and $99,700, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at December 31, 2025 and September 30, 2025 predominantly related to ongoing projects with Tesla, Inc. ("Tesla"). Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.
The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	December 31, 2025				September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$—	$—	$—	$—	$39	$—	$39
Equity and fixed income mutual funds	—	570	—	570	—	859	—	859
Life insurance policies	—	4,057	—	4,057	—	5,239	—	5,239
Total assets at fair value	$—	$4,627	$—	$4,627	$—	$6,137	$—	$6,137

Liabilities:
Derivatives (1) (2)	$—	$59,726	$—	$59,726	$—	$60,918	$—	$60,918
Total liabilities at fair value	$—	$59,726	$—	$59,726	$—	$60,918	$—	$60,918
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at both December 31, 2025 and September 30, 2025 reflect $40,186 of partial advance payments received from the counterparties to certain cross-currency swaps. See Note 9, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value at December 31, 2025 and September 30, 2025.

Note 5.   Allowance for Credit Losses

The following table summarizes the activity for the accounts receivable allowance for credit losses for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
	2025	2024
Balance at beginning of period	$13,481	$12,055
Charged to expense	859	195
Deductions(1)	(921)	(1,656)
Balance at end of period	$13,419	$10,594
(1) Amounts determined not to be collectible (including direct write-offs), net of recoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 6.   Inventories

Inventories consisted of the following:

	December 31, 2025	September 30, 2025
Raw materials	$57,305	$60,585
Work in process	48,952	56,397
Finished goods	86,121	85,845
	$192,378	$202,827

Note 7.     Investments

Non-current investments consisted of the following:

	December 31, 2025	September 30, 2025
Equity and fixed income mutual funds	$570	$859
Life insurance policies	4,057	5,239
Equity-method investments	211,835	214,133
Preferred equity investment	53,336	52,086
Other (primarily cost-method) investments	17,320	16,320
	$287,118	$288,637

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

The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, for the three months ended December 31, 2025, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months of July, August and September 2025. For the three months ended December 31, 2025, the Company recognized $2,298 of equity-method losses for its equity-method investment in Propelis, which has been recorded as a component of administrative expense. Equity-method losses for the three months ended December 31, 2025 included $1,106 of losses, representing the Company's portion of the investee's losses, and $1,192 of additional expense, reflecting the amortization of the Company's portion of the basis difference of the amortizable assets contributed from SGS & Co. ("SGS") to Propelis. The Company also recognized $1,250 of paid-in-kind interest income for the three months ended December 31, 2025 related to the Company's preferred equity investment in Propelis, which was included as a component of other income (deductions), net.

Note 8.   Debt and Financing Arrangements

Long-term debt at December 31, 2025 and September 30, 2025 consisted of the following:

	December 31, 2025	September 30, 2025
Revolving credit facilities	$214,088	$385,007
2027 Senior Secured Notes	296,596	296,110
Other borrowings	5,385	7,151
Finance lease obligations	20,957	22,564
Total debt	537,027	710,832
Less current maturities	(7,271)	(7,230)
Long-term debt	$529,756	$703,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Debt and Financing Arrangements (continued)

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $700,000 senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.25% at December 31, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $3,618 and $3,918 at December 31, 2025 and September 30, 2025, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2025 and September 30, 2025 were $213,986 and $384,233, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2025 and 2024 was 3.68% and 5.17%, respectively.

As of December 31, 2025, the Company had $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bore interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes were secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company was subject to certain covenants and other restrictions including cross default provisions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $3,404 and $3,890 at December 31, 2025 and September 30, 2025, respectively.

On January 22, 2026, subsequent to the date of the balance sheet, the Company redeemed all of the outstanding 2027 Senior Secured Notes for a redemption price of 104.313% of the outstanding principal amount of the 2027 Senior Secured Notes, plus accrued and unpaid interest on such notes as of the redemption date. The total amount paid to redeem the 2027 Senior Secured Notes was $320,917, which was primarily funded using proceeds from recent divestitures, and additional borrowings under the Company’s domestic credit facility. In connection with this redemption, the Company expects to recognize debt extinguishment charges of approximately $16,343 during the second quarter of fiscal 2026.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2025 and September 30, 2025, the amount sold to the Purchasers was $51,000 and $65,600, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $73,011 and $63,720 as of December 31, 2025 and September 30, 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Debt and Financing Arrangements (continued)

The following table sets forth a summary of receivables sold as part of the RPA:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Gross receivables sold	$37,353	$89,486
Cash collections reinvested	(51,953)	(85,086)
Net cash (reinvested) received	$(14,600)	$4,400

The Company, through a former U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at December 31, 2025. The principal amount of receivables sold under this arrangement was $21,449 during the three months ended December 31, 2024. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. See Note 16, "Acquisitions and Divestitures" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $5,792 and $6,136 at December 31, 2025 and September 30, 2025, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €6.0 million ($7,045). The facility also provides €14.0 million ($16,437) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €86,000 ($101) and €659,000 ($774) at December 31, 2025 and September 30, 2025, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 4.93% and 5.10% at December 31, 2025 and 2024, respectively.

Other borrowings totaled $5,385 and $7,151 at December 31, 2025 and September 30, 2025, respectively. The weighted-average interest rate on all other borrowings was 1.33% and 2.33% at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and September 30, 2025, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of December 31, 2025.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") pursuant to which the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the three months ended December 31, 2025, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of December 31, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At December 31, 2025 and September 30, 2025, derivative instruments were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives:	December 31, 2025		September 30, 2025
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$—	$—	$15	$—
Long-term assets:
Other non-current assets	—	—	24	—
Current liabilities:
Other current liabilities	(1,082)	(45,360)	(973)	(45,914)
Long-term liabilities:
Other non-current liabilities	(1,209)	(12,075)	(1,404)	(12,627)
Total derivatives(1)	$(2,291)	$(57,435)	$(2,338)	$(58,541)
(1) Cross-currency swap amounts at both December 31, 2025 and September 30, 2025 reflect $40,186 of partial advanced payments received from the counterparties to certain swap contracts (see below).

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2025	September 30, 2025
Notional amount	$225,000	$225,000
Weighted-average maturity period (years)	2.4	2.7
Weighted-average received rate	3.67%	4.13%
Weighted-average pay rate	3.80%	3.80%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2,291 ($1,721 after tax) and $2,338 ($1,752 after tax) at December 31, 2025 and September 30, 2025, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $1,301 ($972 after tax) and $1,605 ($1,199 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of December 31, 2025 and September 30, 2025, respectively. Assuming market rates remain constant with the rates at December 31, 2025, a loss (net of tax) of approximately $18 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Derivatives and Hedging Activities (continued)

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	December 31, 2025	September 30, 2025	December 31, 2025		September 30, 2025
USD/EUR	September 2027	$81,392	$81,392	$(9,045)		$(9,443)
USD/SEK	June 2026	20,000	20,000	(2,621)		(2,571)
USD/EUR	August 2026	25,000	25,000	(1,246)		(1,689)
		$126,392	$126,392	$(12,912)	(1)	$(13,703)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $4,337 and $4,652 as of December 31, 2025 and September 30, 2025, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40,186 at both December 31, 2025 and September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet.

Refer to Note 13, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

Note 10. Restructuring

During the fourth quarter of fiscal 2024, the Company initiated restructuring programs focused primarily on the Company's engineering and tooling operations in Europe, and certain of the Company's general and administrative functions. Total estimated restructuring costs for these programs are currently expected to be approximately $42,000, of which $39,500 relates to severance and employee termination benefits, and $2,500 relates to other exit and disposal activities. These restructuring activities are expected to be completed in fiscal 2026.

The following table sets forth amounts recognized by the Company in connection with its restructuring programs:

Restructuring amounts by line item in the Statement of Income (a)	Three Months Ended December 31,
	2025	2024
Cost of sales	$(1,519)	$(601)
Administrative expense	(4)	288
Income (loss) before income taxes	$(1,523)	$(313)
(a) Positive amounts represent income and negative amounts represent expense.

The costs associated with the Company's restructuring programs principally relate to severance and employee termination benefits. The following table provides a summary of the severance and employee termination restructuring activities for the three-month period ended December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10. Restructuring (continued)

	Severance and Employee Termination Restructuring Activities
	Memorialization	Industrial Technologies	Brand Solutions	Corporate/Non-Operating	Consolidated
Liability at September 30, 2025	$2	$942	$—	$219	$1,163
Amounts charged (credited) to expense	—	1,513	—	—	1,513
Net cash payments	—	(1,680)	—	(136)	(1,816)
Other adjustments(1)	(2)	—	—	(83)	(85)
Liability at December 31, 2025	$—	$775	$—	$—	$775

Cumulative severance and employee termination costs incurred to date(2)	$181	$33,674	$1,720	$4,441	$40,016
(1) Other adjustments primarily reflects reclassifications of certain balance sheet amounts.
(2) Substantially all estimated severance and employee termination costs related to the restructuring programs have been recognized as of December 31, 2025.

The severance and employee termination liability is included in accrued compensation in the accompanying Consolidated Balance Sheets. The restructuring programs initiated in fiscal 2024 that were focused primarily on the Company's engineering and tooling operations in Europe, and certain of the Company's general and administrative functions have been substantially completed as of December 31, 2025.

Note 11.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the second amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the second amendment and restatement of the 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting. At December 31, 2025, 2,428,387 shares have been issued under the 2017 Equity Incentive Plan. 1,758,505 time-based RSUs, 2,241,872 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,657,675 of these share-based awards are outstanding as of December 31, 2025.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended December 31, 2025 and 2024, stock-based compensation cost totaled $4,407 and $4,979, respectively. The associated future income tax benefit recognized for stock-based compensation was $645 and $818 for the three-month periods ended December 31, 2025 and 2024, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Share-Based Payments (continued)

The transactions for RSUs for the three months ended December 31, 2025 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2025	1,648,145	$30.22
Granted	518,080	27.69
Vested	(495,560)	27.69
Expired or forfeited	(12,990)	32.94
Non-vested at December 31, 2025	1,657,675	$30.17

As of December 31, 2025, the total unrecognized compensation cost related to all unvested stock-based awards was $23,485 and is expected to be recognized over a weighted average period of 2.3 years.

The fair value of certain RSUs that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted or modified during the three-month period ended December 31, 2025.

Three Months Ended December 31, 2025
Expected volatility	36.7%
Dividend yield	4.1%
Average risk-free interest rate	3.6%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant or modification. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant or modification date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the three months ended December 31, 2025 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2026, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2026 paid to the non-employee Chairman of the Board under the Amended and Restated 2019 Director Fee Plan is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 300,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the amendment and restatement of the 2019 Director Fee Plan at the Company's 2023 Annual Shareholder Meeting. In November 2025, the Board of Directors approved the Second Amended and Restated 2019 Director Fee Plan, which increases the maximum number of shares available for grants or awards to 550,000 shares. The Second Amended and Restated 2019 Director Fee Plan is subject to shareholder approval at the 2026 Annual Meeting of Shareholders. The value of deferred shares is recorded in other non-current liabilities.  A total of 57,668 shares and share units had been deferred under the Director Fee Plans as of December 31, 2025.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2026.  As of December 31, 2025, 439,740 restricted shares and RSUs have been granted under the Director Fee Plans, 266,511 of which were issued under the 2019 Director Fee Plan.  98,945 RSUs are unvested at December 31, 2025 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Earnings Per Share

The information used to compute earnings (loss) per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended December 31,
	2025	2024
Net income (loss)	$43,629	$(3,472)
Weighted-average shares outstanding (in thousands):
Basic shares	31,305	31,110
Effect of dilutive securities	159	—
Diluted shares	31,464	31,110

Dividends declared per common share	$0.255	$0.25

Anti-dilutive securities excluded from the dilutive calculation were insignificant for applicable periods. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

Note 13.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended December 31, 2025 and 2024 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2025	$7,540		$(84,997)	$(553)		$(78,010)
OCI before reclassification	(1,121)		10,620	(47)		9,452
Amounts reclassified from AOCI	(216)	(a)	18,719	(149)	(b)	18,354
Net current-period OCI	(1,337)		29,339	(196)		27,806
Balance, December 31, 2025	$6,203		$(55,658)	$(749)		$(50,204)

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	(181)		(21,187)	2,565		(18,803)
Amounts reclassified from AOCI	(172)	(a)	6,576	(350)	(b)	6,054
Net current-period OCI	(353)		(14,611)	2,215		(12,749)
Balance, December 31, 2024	$4,602		$(189,234)	$3,141		$(181,491)
Attributable to noncontrolling interest:
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, December 31, 2024	$—		$289	$—		$289
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three-month periods ended December 31, 2025 and 2024 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Affected line item in the Financial Statements

Postretirement benefit plans
Prior service credit (a)	$57	$91
Actuarial losses	232	139	Other income (deductions), net
	289	230	Income before income tax (b)
	(73)	(58)	Income taxes
	$216	$172	Net income
Derivatives
Cash flow hedges	$200	$468	Interest expense
Net investment hedges	122	354	Interest expense
	322	822	Income before income tax (b)
	(82)	(204)	Income taxes
	$240	$618	Net income
Other
Divestitures	$(18,810)	$—	Gain on divestitures, net
Divestitures	—	(6,844)	Other current liabilities (c)

(a) Prior service cost amounts are included in the computation of pension and other postretirement benefit expense, which is reported in cost of goods sold and selling and administrative expenses.
(b) For pre-tax items, positive amounts represent income and negative amounts represent expense.
(c) Reflects the release of a reserve that was established for currency translation amounts related to certain net assets classified as held-for-sale as of September 30, 2024. See Note 16, "Acquisitions and Divestitures".

Note 14.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2026 represented an expense of $40,789, compared to a benefit of $2,358 for the first three months of fiscal 2025. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2026 compared to the same period for fiscal 2025 resulted from consolidated pre-tax income in fiscal 2026 compared to a consolidated pre-tax loss in fiscal 2025, and net discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses. The Company’s fiscal 2026 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses and discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses. The Company’s fiscal 2025 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $2,860 and $2,972 on December 31, 2025 and September 30, 2025, respectively, which would impact the annual effective rate at December 31, 2025 and September 30, 2025, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $366 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $204 and $241 at December 31, 2025 and September 30, 2025, respectively.  These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Income Taxes (continued)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to evaluate the impact of the OBBBA, and at this time does not expect the provisions of the new legislation to have a material impact on the Company's consolidated financial statements. The Company expects the provisions of the legislation will have a favorable impact on fiscal 2026 cash tax payments.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions. As of December 31, 2025, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019, 2020, 2022 and forward
United States – State	2021 and forward
Canada	2021 and forward
Germany	2020 and forward
United Kingdom	2024 and forward
Singapore	2021 and forward
Australia	2021 and forward

Note 15.   Segment Information

The Company manages its businesses under three reportable segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions. The segment historically provided warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products, and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash and other consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" for further information.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”), identified as the Company's President and Chief Executive Officer, evaluates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

the results of operations versus budgets, forecasts, and historical performance, and makes strategic and resource allocation decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

In addition, the CODM manages and evaluates the operating performance of the segments, as described above, on a pre-corporate cost allocation basis. Accordingly, for segment reporting purposes, the Company does not allocate corporate costs to its reportable segments. Corporate costs include management and administrative support to the Company, which consists of certain aspects of the Company’s executive management, legal, compliance, human resources, information technology (including operational support) and finance departments. These costs are included within "Corporate and Non-Operating" in the table below which reconciles adjusted EBITDA to income (loss) before income taxes and net income (loss). Management does not allocate non-operating items such as investment income, other income (deductions), net and noncontrolling interest to the segments. Intersegment sales are accounted for at negotiated prices. Segment assets include those assets that are used in the Company's operations within each segment.

The following tables present sales and significant expense categories that align with the segment-level information that is regularly provided to the CODM. Information about the Company's reportable segments follows:

	Three Months Ended December 31, 2025
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$204,175	$69,015	$11,573	$284,763
Cost of sales (2)	(114,026)	(54,057)	(9,468)	(177,551)
Gross profit (2)	90,149	14,958	2,105	107,212
Selling expense (2)	(23,309)	(7,433)	(141)	(30,883)
Administrative expense (2)	(27,891)	(11,983)	(4,473)	(44,347)
Other segment items (3)	—	—	15,203	15,203
Adjusted EBITDA	$38,949	$(4,458)	$12,694	$47,185

Intersegment sales	$—	$974	$3	$977
Depreciation and amortization	8,147	3,478	609	12,234
Total assets	902,399	323,013	304,459	1,529,871
Capital expenditures	4,530	295	187	5,012

	Three Months Ended December 31, 2024
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$190,486	$80,533	$130,823	$401,842
Cost of sales (2)	(108,893)	(57,851)	(97,892)	(264,636)
Gross profit (2)	81,593	22,682	32,931	137,206
Selling expense (2)	(18,967)	(7,480)	(7,837)	(34,284)
Administrative expense (2)	(26,014)	(13,370)	(12,802)	(52,186)
Adjusted EBITDA	$36,612	$1,832	$12,292	$50,736

Intersegment sales	$—	$310	$283	$593
Depreciation and amortization	7,202	5,674	8,860	21,736
Total assets	810,454	453,697	493,214	1,757,365
Capital expenditures	4,490	1,382	3,644	9,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

(1) Amounts do not include revenue recognized by, costs and expenses attributable to, or assets owned by Propelis, since Propelis is a non-consolidated subsidiary accounted for under the equity-method. (see Note 7, "Investments" for further information).
(2) Amounts do not include certain non-cash and/or non-recurring items that do not contribute directly to management's evaluation of its operating results (as described further in the reconciliation of adjusted EBITDA in the table below) and also exclude depreciation, amortization and stock-based compensation expense.
(3) The three-months ended December 31, 2025 includes the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).
A reconciliation of adjusted EBITDA to income (loss) before income taxes and net income (loss) follows:

	Three Months Ended December 31,
	2025	2024
Reportable Segments Adjusted EBITDA	$47,185	$50,736
Corporate and Non-Operating	(11,947)	(10,713)
Acquisition and divestiture related items (1)**	(1,118)	(577)
Strategic initiatives and other items (2)**†	(15,250)	(615)
Gain on divestitures, net	113,209	—
Highly inflationary accounting losses (primarily non-cash) (3)	(16)	(191)
Stock-based compensation	(4,407)	(4,979)
Non-service pension and postretirement expense (4)	(38)	(133)
Depreciation and amortization *	(12,696)	(22,504)
Interest expense, including RPA and factoring financing fees (5)	(15,301)	(16,854)
Propelis depreciation, amortization, interest and other items (6)	(15,203)	—
Income (loss) before income taxes	84,418	(5,830)
Income tax (provision) benefit	(40,789)	2,358
Net income (loss)	$43,629	$(3,472)

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $8,997 and $6,867 for the three months ended December 31, 2025 and 2024, respectively (see Note 18, "Legal Matters"). Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8,702 for the three months ended December 31, 2024. Fiscal 2025 also includes loss recoveries totaling $1,170 for the three months ended December 31, 2024 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(3) Represents exchange losses associated with highly inflationary accounting related to certain Turkish subsidiaries which were recently divested (see Note 2, "Basis of Presentation").
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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $668 and $1,172 for the three months ended December 31, 2025 and 2024, respectively.
(6) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).

* Depreciation and amortization was $8,147 and $7,202 for the Memorialization segment, $3,478 and $5,674 for the Industrial Technologies segment, $609 and $8,860 for the Brand Solutions segment, and $462 and $768 for Corporate and Non-Operating, for the three months ended December 31, 2025 and 2024, respectively.
** Acquisition and divestiture costs, ERP system integration costs, and strategic initiatives and other charges were $69 and $1,303 for the Memorialization segment, $10,353 and $4,119 for the Industrial Technologies segment, $3,493 and $714 for the Brand Solutions segment, and charges of $2,453 and income of $4,944 for Corporate and Non-Operating, for the three months ended December 31, 2025 and 2024, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $1,523 and $313 for the three months ended December 31, 2025 and 2024, respectively, Refer to Note 10, "Restructuring" for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16. Acquisitions and Divestitures

Fiscal 2026:

In December 2025, the Company completed the sale of its interests in Matthews Automation Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of Matthews, and certain related assets to Duravant LLC. The total consideration was approximately $232,000, representing cash consideration of $225,400 plus the assumption of certain liabilities related to the business, subject to adjustment based on a number of factors, including, but not limited to, indemnification obligations and the final determinations of the total adjusted consideration (based on an agreed enterprise value of $230 million, plus cash, less debt and transaction expenses and subject to a customary net working capital adjustment measured against a target amount). The transaction resulted in a pre-tax gain of $148,304 ($108,276 after-tax). As of the date of the disposal transaction, the divested business had current assets and non-current assets of $21,381 and $62,174, respectively, and current liabilities and non-current liabilities of $19,612 and $3,067, respectively. Income (loss) before income taxes for the divested business was a loss of $926 and income of $200 for the three-month periods ended December 31, 2025 and 2024, respectively.

In December 2025, the Company completed the sale of its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses. Total consideration from these divestitures is $41,009, consisting of $13,658 of cash, $7,753 of deferred purchase price, principally due within 180 days of closing, seller financing of $7,660, and liabilities assumed by the buyers (principally assumed debt and pension obligations) of $11,938, and the transactions resulted in a pre-tax loss of $35,095 ($35,981 after-tax). In connection with the sale of the European roto-gravure packaging and tooling and flexographic print businesses, the Company has agreed to provide certain limited administrative services for the respective buyers under short-term transitional services agreements.

In October 2025, the Company completed a small acquisition within the Industrial Technologies segment for a purchase price of $524. The preliminary purchase price allocation was not finalized as of December 31, 2025 and remains subject to change as the Company obtains additional information related to working capital and other intangibles assets.

Fiscal 2025:

In May 2025, the Company acquired The Dodge Company ("Dodge") within the Memorialization segment for a purchase price of $55,624 (net of cash acquired). Dodge is a leading supplier of embalming chemicals and supplies in North America and sells a variety of other related products to funeral homes. Annual sales for this business were approximately $43,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of December 31, 2025 and remains subject to change as the Company obtains additional information related to working capital and other intangibles assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 17.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	Brand Solutions	Consolidated

Net goodwill at September 30, 2025	$387,537	$100,024	$—	$487,561
Additions	—	1,331	—	1,331
Divestitures	—	(57,471)	—	(57,471)
Translation and other adjustments	63	310	—	373
Net goodwill at December 31, 2025	$387,600	$44,194	$—	$431,794

The net goodwill balances at December 31, 2025 and September 30, 2025 included $45,673 of accumulated impairment losses. Accumulated impairment losses at December 31, 2025 and September 30, 2025 were $5,000 and $39,867 for the Memorialization and Industrial Technologies segments, respectively.

In fiscal 2026, additions reflect a small acquisition in the Industrial Technologies segment, and divestitures reflect the sale of the warehouse automation business.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2025 (January 1, 2025) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, and, therefore, no impairment charges were necessary at such time.

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of December 31, 2025 and September 30, 2025, respectively.

	Carrying Amount	Accumulated Amortization	Net
December 31, 2025
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	28,729	(19,940)	8,789
Customer relationships	135,713	(87,025)	48,688
Copyrights/patents/other	20,935	(15,190)	5,745
	$215,917	$(122,155)	$93,762
September 30, 2025:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	31,673	(22,393)	9,280
Customer relationships	165,477	(105,876)	59,601
Copyrights/patents/other	20,776	(14,239)	6,537
	$248,466	$(142,508)	$105,958

The net change in intangible assets during the three months ended December 31, 2025 primarily reflected the divestitures of the warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $2,966 and $8,608 for the three-month periods ended December 31, 2025 and 2024, respectively. The fiscal 2026 decrease in intangible amortization reflected lower amortization following the Company's fiscal 2025 divestiture of its interest in the SGK Business. Amortization expense is estimated to be $7,639 for the remainder of fiscal 2026, $6,710 in 2027, $5,222 in 2028, $4,543 in 2029 and $4,159 in 2030.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 18.   Legal Matters

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims alleged in the complaint are without merit and continues to vigorously defend itself against the allegations in confidential arbitration.

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also recently been compelled to confidential arbitration by the United States District Court for the Northern District of California. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations if the matter is reinitiated by Tesla in confidential arbitration.

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

On October 1, 2025, Judge Edward Davila, a federal court judge from the United States District Court for the Northern District of California, issued an opinion and order granting Matthews’ petition to confirm a prior confidential arbitration award, and rejected Tesla’s motion to vacate that same arbitration award. Tesla has appealed Judge Davila’s ruling to the United States Court of Appeals for the Ninth Circuit.

Finally, in October 2025, the Company finalized a confidential settlement agreement resolving claims of alleged copyright infringement arising from a legacy licensing arrangement within the Company's Memorialization segment. The settlement amount of $8,000, which was accrued and recognized as a component of administrative expense for the period ended September 30, 2025, and was paid during the first quarter of fiscal 2026. The Company denies fault or wrongdoing in the matter arising from this licensing dispute.

Note 19.   Related Party Transactions

In connection with the sale of the Company's interest in the SGK Business, the Company has agreed to provide certain administrative services for Propelis under a Transitional Services Agreement (the “TSA”). The services provided under the TSA include ERP system access and related information technology support; tax, treasury and accounting support; transactional processing such as, invoicing, collections, cash application, purchasing, payroll and payment processing; and certain other services. The Company receives an administrative support fee from Propelis for providing these ongoing services. Such administrative support fees are intended to approximate the underlying cost of providing such services for Propelis. During the first quarter of fiscal 2026, the Company recognized $2,495 of administrative support fees under the TSA, which were included as a component of administrative expense. Sales to and purchase from Propelis were immaterial for the three months ended December 31, 2025. Amounts due from Matthews to Propelis were insignificant as of December 31, 2025. Amounts due to Matthews from Propelis totaled $3,971 as of September 30, 2025, which reflected outstanding administrative fees, and net transactional amounts pending settlement under the TSA. Such amounts were included as a component of accounts receivable.

Note 20.   Subsequent Event

On January 22, 2026, subsequent to the date of the balance sheet, the Company redeemed all of its outstanding 2027 Senior Secured Notes. Refer to Note 8, "Debt and Financing Arrangements" for further information.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, including statements regarding the anticipated benefits and risks associated with the joint venture transaction with Peninsula Parent LLC, d.b.a. Propelis Group ("Propelis") and the timing thereof, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include risks to our ability to achieve the anticipated benefits of the joint venture transaction with Propelis that closed in fiscal year 2025, changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, including changes in costs due to adjustments to tariffs, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as supply chain disruptions, labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures, and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers, or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine, and conflicts and related sanctions or trade restrictions involving Venezuela, the Company's plans and expectations with respect to its exploration, and contemplated execution, of various strategies with respect to its portfolio of businesses, the Company's plans and expectations with respect to its Board of Directors, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2025.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions. The segment historically provided warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products, and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash and other consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, in fiscal 2026, the Company's portion of earnings for its equity-method investment in Propelis includes the months of July, August and September 2025. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”), identified as the Company's President and Chief Executive Officer, evaluates the results of operations versus budgets, forecasts, and historical performance, and makes strategic and resource allocation decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three-month periods ended December 31, 2025 and 2024. Refer to Note 15, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment. Net income was $43.6 million compared to a net loss of $3.5 million for the three months ended December 31, 2025 and 2024, respectively. Refer to "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months Ended December 31,
	2025	2024
Sales:	(Dollar amounts in thousands)
Memorialization	$204,175	$190,486
Industrial Technologies	69,015	80,533
Brand Solutions	11,573	130,823
Consolidated Sales	$284,763	$401,842

Adjusted EBITDA:
Memorialization	$38,949	$36,612
Industrial Technologies	(4,458)	1,832
Brand Solutions	12,694	12,292
Corporate and Non-Operating	(11,947)	(10,713)
Total Adjusted EBITDA (1)	$35,238	$40,023
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the three months ended December 31, 2025 were $284.8 million, compared to $401.8 million for the three months ended December 31, 2024. The decrease in fiscal 2026 sales reflected a sales reduction of $115.3 million resulting from the divestiture of the Company's interest in the SGK Business on May 1, 2025 (see Acquisitions and Divestitures below). The fiscal 2026 change in sales also reflected higher sales in the Memorialization segment, partially offset by lower sales in the Industrial Technologies segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $2.6 million on fiscal 2026 sales compared to the prior year.
Memorialization segment sales for the first three months of fiscal 2026 were $204.2 million, compared to $190.5 million for the first three months of fiscal 2025. The sales increase principally reflected inflationary price realization and the favorable impact of the fiscal 2025 acquisition of The Dodge Company (see Acquisitions and Divestitures below). These increases were partially offset by lower sales of cremation equipment and mausoleums. Industrial Technologies segment sales were $69.0 million for the first three months of fiscal 2026, compared to $80.5 million for the first three months of fiscal 2025. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market and coating and converting equipment), and the impact of divesting the Company's tooling business in December 2025 (see Acquisitions and Divestitures below). These declines were partially offset by increased sales of warehouse automation solutions. Fiscal 2026 sales for the Industrial Technologies segment were impacted by customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had a favorable impact of $2.9 million on the segment's sales compared to the prior year. In the Brand Solutions segment, sales for the first three months of fiscal 2026 were $11.6 million, compared to $130.8 million for the first three months of fiscal 2025. The decrease in sales primarily reflected the divestiture of the Company's interest in the SGK Business on May 1, 2025. Fiscal 2026 segment sales reflected sales for the European cylinders (packaging) business through December 1, 2025, at which time this business was divested (see Acquisitions and Divestitures below). Changes in foreign currency exchange rates had an unfavorable impact of $804,000 on the segment's sales compared to the prior year.

Gross profit for the three months ended December 31, 2025 was $99.7 million, compared to $125.7 million for the same period a year ago. The decrease in gross profit reflected a reduction of $26.6 million resulting from the fiscal 2025 divestiture of the Company's interest in the SGK Business. The gross profit decline also reflected the impact of higher material and labor costs, and lower sales and margins on engineered products. These decreases were partially offset by the impact of improved price realization, benefits from the realization of productivity improvements and other cost-reduction initiatives, and the favorable impact of the Dodge acquisition within the Memorialization segment. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $1.3 million and $1.1 million for the three months ended December 31, 2025 and 2024, respectively.

Selling and administrative expenses for the three months ended December 31, 2025 were $112.4 million, compared to $111.4 million for the same period last year. Consolidated selling and administrative expenses, as a percent of sales, were 39.5% for the three months ended December 31, 2025, compared to 27.7% for the same period last year. Selling and administrative expenses in fiscal 2026 reflected benefits from ongoing cost-reduction initiatives, and an $18.5 million reduction in selling and administrative expenses from the fiscal 2025 divestiture of the Company's interest in the SGK Business, partially offset by higher compensation costs. Selling and administrative expenses included legal costs related to an ongoing dispute with Tesla,

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Inc. ("Tesla") totaling $9.0 million in fiscal 2026 and $6.9 million in fiscal 2025 (see Legal Matters below). Selling and administrative expenses included fees for receivables sold under a receivables purchase agreement and factoring arrangement totaling $668,000 in fiscal 2026 and $1.2 million in fiscal 2025. Fiscal 2026 selling and administrative expenses included $2.3 million of equity-method losses for the Company's equity-method investment in Propelis. See Note 7, "Investments" in Item 1 - "Financial Statements" for further information. Fiscal 2025 selling and administrative expenses included $8.7 million of net gains on the sales of certain significant property and other assets. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $6.1 million in fiscal 2026, compared to $3.1 million in fiscal 2025. Intangible amortization for the three months ended December 31, 2025 was $3.0 million, compared to $8.6 million for the three months ended December 31, 2024. The fiscal 2026 decrease in intangible amortization reflected lower amortization following the Company's fiscal 2025 divestiture of its interest in the SGK Business. During the first quarter of fiscal 2026, the Company recognized $113.2 million of net pre-tax gains on divestitures (see Acquisitions and Divestitures below).

Adjusted EBITDA was $35.2 million for the three months ended December 31, 2025 and $40.0 million for the three months ended December 31, 2024. Memorialization segment adjusted EBITDA was $38.9 million for the first three months of fiscal 2026 compared to $36.6 million for the first three months of fiscal 2025. The increase in segment adjusted EBITDA reflected the impact of improved price realization, benefits from productivity initiatives, and the favorable impact of the fiscal 2025 acquisition of The Dodge Company. These increases were partially offset by the impact of higher material and labor costs. Adjusted EBITDA for the Industrial Technologies segment was a loss of $4.5 million for the three months ended December 31, 2025 compared to income of $1.8 million for the three months ended December 31, 2024. The decrease in segment adjusted EBITDA primarily reflected the impact of lower sales and margins on engineered products, and unfavorable sales mix for warehouse automation solutions. These declines were partially offset by benefits from cost-reduction initiatives. Adjusted EBITDA for the Brand Solutions segment was $12.7 million for the first three months of fiscal 2026 compared to $12.3 million for the same period a year ago. The change in segment adjusted EBITDA primarily reflected a reduction of $12.2 million resulting from the fiscal 2025 divestiture of the Company's interest in the SGK Business, offset by the inclusion of the Company's portion (40% ownership interest) of Propelis' adjusted EBITDA, which totaled $12.9 million in fiscal 2026. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information.

Interest expense for the first three months of fiscal 2026 was $14.6 million, compared to $15.7 million for the same period during the last fiscal year. The decrease in interest expense reflected lower average borrowing levels, partially offset by the impact of higher average interest rates in the current fiscal year. Other income (deductions), net, for the three months ended December 31, 2025 represented an increase in pre-tax income of $1.5 million, compared to an increase in pre-tax income of $4.2 million for the same period last year. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Fiscal 2026 other income (deductions), net included $1.3 million of paid-in-kind interest income related to the Company's preferred equity investment in Propelis. Fiscal 2025 other income (deductions), net included loss recoveries totaling $1.2 million which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first three months of fiscal 2026 represented an expense of $40.8 million, compared to a benefit of $2.4 million for the first three months of fiscal 2025. The difference between the Company’s consolidated income taxes for the first three months of fiscal 2026 compared to the same period for fiscal 2025 resulted from consolidated pre-tax income in fiscal 2026 compared to a consolidated pre-tax loss in fiscal 2025, and net discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses. The Company’s fiscal 2026 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses and discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses. The Company’s fiscal 2025 three month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits.

Legal Matters

Refer to Note 18, "Legal Matters" in Item 1 - "Financial Statements" for information regarding the settlement of a contractual licensing matter within the Memorialization segment, and details related to an ongoing dispute with Tesla.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Related Party Transactions

Refer to Note 19, "Related Party Transactions" in Item 1 - "Financial Statements" for information regarding transactions with Propelis.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended December 31,
	2025	2024
	(Dollar amounts in thousands)
Net income (loss)	$43,629	$(3,472)
Income tax provision (benefit)	40,789	(2,358)
Income (loss) before income taxes	84,418	(5,830)
Propelis depreciation, amortization, interest and other items (1)	15,203	—
Interest expense, including RPA and factoring financing fees (2)	15,301	16,854
Depreciation and amortization *	12,696	22,504
Acquisition and divestiture related items (3)**	1,118	577
Strategic initiatives and other items (4)**†	15,250	615
Gain on divestitures, net	(113,209)	—
Highly inflationary accounting losses (primarily non-cash) (5)	16	191
Stock-based compensation	4,407	4,979
Non-service pension and postretirement expense (6)	38	133
Total Adjusted EBITDA	$35,238	$40,023

(1) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).

(2) Includes fees for receivables sold under the RPA and factoring arrangements totaling $668,000 and $1.2 million for the three months ended December 31, 2025 and 2024, respectively.
(3) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(4) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $9.0 million and $6.9 million for the three months ended December 31, 2025 and 2024, respectively (see Note 18, "Legal Matters" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8.7 million. Fiscal 2025 also includes loss recoveries totaling $1.2 million for the three months ended December 31, 2024 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

(5) Represents exchange losses associated with highly inflationary accounting related to certain Turkish subsidiaries which were recently divested (see Note 2, "Basis of Presentation" in Item 1 - "Financial Statements and Supplementary Data").

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

* Depreciation and amortization was $8.1 million and $7.2 million for the Memorialization segment, $3.5 million and $5.7 million for the Industrial Technologies segment, $609,000 and $8.9 million for the Brand Solutions segment, and $462,000 and $768,000 for Corporate and Non-Operating, for the three months ended December 31, 2025 and 2024, respectively.
** Acquisition and divestiture costs, ERP system integration costs, and strategic initiatives and other charges were $69,000 and $1.3 million for the Memorialization segment, $10.4 million and $4.1 million for the Industrial Technologies segment, $3.5 million and $714,000 for the Brand Solutions segment, and charges of $2.5 million and income of $4.9 million for Corporate and Non-Operating, for the three months ended December 31, 2025 and 2024, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $1.5 million and $313,000 for the three months ended December 31, 2025 and 2024, respectively. Refer to Note 10, "Restructuring" in Item 1 - "Financial Statements and Supplementary Data" for further details.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $52.0 million for the first three months of fiscal 2026, compared to $25.0 million for the first three months of fiscal 2025. Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains on divestitures and sales of assets, and other non-cash adjustments, and changes in working capital items. Net changes in working capital items increased operating cash flow by $1.5 million and decreased operating cash flow by $39.2 million in fiscal 2026 and fiscal 2025, respectively. The fiscal 2026 change in working capital principally reflected incentive compensation-related payments, a settlement payment related to a contractual licensing matter (see Legal Matters above), changes in contract assets and liabilities related to revenue recognized using the over time method, increased accrued income taxes primarily related to the warehouse automation divestiture (see Acquisitions and Divestitures below), and changes in other accounts.

Cash provided by investing activities was $237.4 million for the three months ended December 31, 2025, compared to $1.4 million for the three months ended December 31, 2024.  Investing activities for the first three months of fiscal 2026 primarily reflected capital expenditures of $5.3 million, acquisitions, net of cash acquired, of $524,000, proceeds from sale of assets of $3.5 million, and proceeds from divestitures (net of divested cash) of $240.2 million.  Investing activities for the first three months of fiscal 2025 primarily reflected capital expenditures of $9.5 million, acquisitions, net of cash acquired, of $2.2 million, and proceeds from sale of assets of $13.2 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements.  Capital expenditures for the last three fiscal years were primarily financed through operating cash.  Capital spending for property, plant and equipment has averaged $43.9 million for the last three fiscal years.  Capital spending for fiscal 2026 is currently estimated to be in the range of approximately $20 million to $30 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the three months ended December 31, 2025 was $186.6 million, primarily reflecting repayments, net of proceeds, on long-term debt of $172.0 million, treasury stock purchases of $5.2 million, and dividends of $9.5 million. Cash provided by financing activities for the three months ended December 31, 2024 was $18.4 million, primarily reflecting proceeds, net of repayments, on long-term debt of $31.9 million, treasury stock purchases of $4.3 million, and dividends of $9.2 million.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in September 2024. The amended and restated loan agreement includes a $700.0 million senior secured revolving credit facility, which matures in January 2029, subject to the terms and conditions of the amended facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under the revolving credit facility bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.25% at December 31, 2025) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs in connection with the amended and restated agreement. Unamortized costs were $3.6 million and $3.9 million at December 31, 2025 and September 30, 2025, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at December 31, 2025 and September 30, 2025 were $214.0 million and $384.2 million, respectively. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at December 31, 2025 and 2024 was 3.68% and 5.17%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

As of December 31, 2025, the Company had $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bore interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes were secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company was subject to certain covenants and other restrictions including cross default provisions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $3.4 million and $3.9 million at December 31, 2025 and September 30, 2025, respectively.

On January 22, 2026, subsequent to the date of the balance sheet, the Company redeemed all of the outstanding 2027 Senior Secured Notes for a redemption price of 104.313% of the outstanding principal amount of the 2027 Senior Secured Notes, plus accrued and unpaid interest on such notes as of the redemption date. The total amount paid to redeem the 2027 Senior Secured Notes was $320.9 million, which was primarily funded using proceeds from recent divestitures, and additional borrowings under the Company’s domestic credit facility. In connection with this redemption, the Company expects to recognize debt extinguishment charges of approximately $16.3 million during the second quarter of fiscal 2026.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of December 31, 2025 and September 30, 2025, the amount sold to the Purchasers was $51.0 million and $65.6 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $73.0 million and $63.7 million as of December 31, 2025 and September 30, 2025, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
	(Dollar amounts in thousands)
Gross receivables sold	$37,353	$89,486
Cash collections reinvested	(51,953)	(85,086)
Net cash (reinvested) received	$(14,600)	$4,400

The Company, through a former U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at December 31, 2025. The principal amount of receivables sold under this arrangement was $21.4 million during the three months ended December 31, 2024. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. See Note 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements and Supplementary Data" for further information with respect to the sale of the Company's interest in the SGK Business.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $5.8 million and $6.1 million at December 31, 2025 and September 30, 2025, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €6.0 million ($7.0 million). The facility also provides €14.0 million ($16.4 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €86,000 ($101,000) and €659,000 ($774,000) at December 31, 2025 and September 30, 2025, respectively. The weighted-average interest rate on outstanding borrowings under this facility was 4.93% and 5.10% at December 31, 2025 and 2024, respectively.

Other borrowings totaled $5.4 million and $7.2 million at December 31, 2025 and September 30, 2025, respectively. The weighted-average interest rate on these borrowings was 1.33% and 2.33% at December 31, 2025 and 2024, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	December 31, 2025	September 30, 2025
	(Dollar amounts in thousands)
Notional amount	$225,000	$225,000
Weighted-average maturity period (years)	2.4	2.7
Weighted-average received rate	3.67%	4.13%
Weighted-average pay rate	3.80%	3.80%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $2.3 million ($1.7 million after tax) and $2.3 million ($1.8 million after tax) at December 31, 2025 and September 30, 2025, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $1.3 million ($1.0 million after tax) and $1.6 million ($1.2 million after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of December 31, 2025 and September 30, 2025, respectively. Assuming market rates remain constant with the rates at December 31, 2025, a loss (net of tax) of approximately $18,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Gains (Losses) Recognized in AOCI
Swap Currencies	Maturity Date	December 31, 2025	September 30, 2025	December 31, 2025		September 30, 2025
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(9,045)		$(9,443)
USD/SEK	June 2026	20,000	20,000	(2,621)		(2,571)
USD/EUR	August 2026	25,000	25,000	(1,246)		(1,689)
		$126,392	$126,392	$(12,912)	(1)	$(13,703)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $4,337 and $4,652 as of December 31, 2025 and September 30, 2025, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40.2 million at both December 31, 2025 and September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet.

The Company has a stock repurchase program, which is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 4,837,444 shares remained available for repurchase as of December 31, 2025. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2026.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") pursuant to which the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the three months ended December 31, 2025, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of September 30, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Consolidated working capital of the Company was $164.3 million at December 31, 2025, compared to $169.7 million at September 30, 2025.  Cash and cash equivalents were $31.4 million at December 31, 2025, compared to $32.4 million at September 30, 2025.  The Company's current ratio was 1.5 at both December 31, 2025 and September 30, 2025, respectively. As of December 31, 2025 and September 30, 2025, the Company had net contract assets for projects recognized using the over time method totaling $109.8 million and $99.7 million, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at December 31, 2025 and September 30, 2025 predominantly related to ongoing projects with Tesla. Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at December 31, 2025, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2026 Remainder	2027 to 2028	2029 to 2030	After 2030
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$214,088	$—	$102	$213,986	$—
2027 Senior Secured Notes (1)	348,347	12,938	335,409	—	—
Finance lease obligations (2)	20,957	4,295	12,851	3,621	190
Non-cancelable operating leases (2)	49,328	9,051	25,299	11,868	3,110
Cross-currency swaps	57,435	45,360	12,075	—	—
Other (3)	10,781	2,000	3,836	—	4,945
Total contractual cash obligations	$700,936	$73,644	$389,572	$229,475	$8,245
(1) In January 2026, subsequent to the date of the balance sheet, the Company redeemed all of the outstanding 2027 Senior Secured Notes using proceeds from recent divestitures, and additional borrowings under the Company’s domestic credit facility (see above for further information).
(2) Lease obligations have not been discounted to their present value.
(3) Includes $775 of severance and other employee termination benefit obligations, as well as $5,061 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities.  If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of December 31, 2025, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.9 million.  The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

ACQUISITIONS AND DIVESTITURES:

Refer to Note 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further details on the Company's acquisitions and divestitures.

SUBSEQUENT EVENT:

Refer to Note 20, "Subsequent Event" in Item 1 - "Financial Statements" for further details on the Company's subsequent event.

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the electric vehicle ("EV") trend. Sales within this segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Following the completion of this transaction, the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information. The underlying business performance for the Company's investment in Propelis will be influenced by global economic conditions, brand innovation, the level of marketing spending by the investee's clients, government regulation, currency fluctuations, and the ability of the investee to effectively integrate and achieve anticipated synergy benefits from the joint venture.

The Matthews Board of Directors has launched a comprehensive review of strategic alternatives for the Company’s entire portfolio of businesses, which was publicly announced in November 2024. The Board is dedicated to driving long-term value creation, and the strategic alternatives process is a reflection of that commitment. In addition to the divestiture of the Company’s interest in the SGK Business, the Company also recently completed the divestitures of its warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses during the first quarter of fiscal 2026. The Company's strategic alternatives review to enhance shareholder value creation remains ongoing. The Company also initiated cost reduction programs during the fourth quarter of fiscal 2024, which were primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. The Company is reviewing further cost reduction actions for fiscal 2026.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, economic conditions, and in some cases, actuarial techniques.  Actual results may differ from those estimates. A discussion of market risks affecting the Company can be found in Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

A summary of the Company's significant accounting policies are included in the Notes to Consolidated Financial Statements and in the critical accounting policies in Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.  Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Refer to Note 2, "Basis of Presentation" in Item 1 - "Financial Statements," for further details on recently issued accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended December 31, 2025. For additional information, see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla, Inc. ("Tesla") on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Given the Court’s favorable ruling, the matter filed by Tesla has been effectively stayed pending arbitration, which Tesla has initiated. The Company maintains the claims alleged in the complaint are without merit and continues to vigorously defend itself against the allegations in confidential arbitration.

In addition, on February 13, 2025, Tesla filed another additional complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also recently been compelled to confidential arbitration by the United States District Court for the Northern District of California. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations if the matter is reinitiated by Tesla in confidential arbitration.

The Company is also defending a separate new confidential arbitration demand, initiated by Tesla on September 8, 2025, which alleges claims for breach of express warranty, declaratory relief, and breach of contract. The arbitration demand seeks declaratory relief and actual damages, plus interest and costs.

On October 1, 2025, Judge Edward Davila, a federal court judge from the United States District Court for the Northern District of California, issued an opinion and order granting Matthews’ petition to confirm a prior confidential arbitration award, and rejected Tesla’s motion to vacate that same arbitration award. Tesla has appealed Judge Davila’s ruling to the United States Court of Appeals for the Ninth Circuit.

An estimate of the possible loss or range of loss related to the foregoing matters cannot be made at this time given the continued lack of specificity in the pending proceedings and/or the applicable pleadings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is now pursuing counterclaims against Tesla.

As of the date of the filing of this Quarterly Report on Form 10-Q, the Company does not expect these matters will have a material adverse effect on Matthews' financial condition, results of operations or cash flows. Sales relating to dry battery electrode solutions were approximately 4% of the Company's sales for fiscal 2025. For a discussion of the risks to the Company associated with this matter, see Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 - "Risk Factors - Intellectual property infringement assertions by third parties, including those of Tesla, could result in significant costs and adversely affect the Company's business, financial condition, operating results and reputation."

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, except for the updated risk factor provided below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, in addition to the other information set forth in this report, including the updated risk factor below, could adversely affect the Company's operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Company.

Part II - Other Information, Continued
Geopolitical instability, labor unrest, and economic disruptions in certain foreign jurisdictions may indirectly affect the Company's operations. Although the Company does not have direct sales, operations, or customers in regions experiencing significant instability, such as Venezuela, recent labor strikes, political instability, and economic conditions in Venezuela may contribute to broader regional or global disruptions, including impacts on international trade relationships, energy markets, currency volatility, or global logistics networks. In addition, changes in diplomatic relationships, foreign policy positions, or international regulatory frameworks involving countries experiencing political or economic instability could result in new or expanded trade restrictions, sanctions, compliance obligations, or logistical challenges imposed by foreign governments, including the United States. Such developments could indirectly affect the availability or cost of certain inputs, transportation services, or third-party suppliers upon which the Company relies. While the Company believes its current supply chain and manufacturing operations are diversified and resilient, it cannot assure investors that future geopolitical developments will not result in increased costs, delays, or other adverse effects on its business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program, which is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 4,837,444 shares remained available for repurchase as of December 31, 2025. All purchases of the Company's Class A Common Stock during fiscal 2026 were part of this repurchase program.

The following table shows the monthly stock repurchase activity for the first quarter of fiscal 2026:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 2025	—	$—	—	5,043,567
November 2025	184,323	25.04	184,323	4,859,244
December 2025	21,800	25.10	21,800	4,837,444
Total	206,123	$25.04	206,123

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II - Other Information, Continued
Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	2.1+	Equity Purchase Agreement, dated as of November 12, 2025, by and between Matthews International Corporation and Duravant LLC*	Exhibit Number 2.1 to the Current Report on Form 8-K filed on November 13, 2025
	3.1	Restated Articles of Incorporation*	Exhibit Number 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Daniel E. Stopar	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel E. Stopar	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Incorporated by reference
a	Represents a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	February 4, 2026	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	February 4, 2026	By: /s/ Daniel E. Stopar
Daniel E. Stopar, Chief Financial Officer
and Treasurer