Form 10-Q
period 2026-03-31
MATTHEWS INTERNATIONAL CORP
filed 2026-05-01
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
Yes ☐ No ☒

As of March 31, 2026, shares of common stock outstanding were: Class A Common Stock 31,202,438 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	March 31, 2026		September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents		$36,088		$32,433
Accounts receivable, net		100,734		132,940
Inventories, net		195,893		202,827
Contract assets		103,144		107,147
Other current assets		43,735		44,821
Total current assets		479,594		520,168

Investments		276,166		288,637
Property, plant and equipment, net		185,594		224,575
Operating lease right-of-use assets		54,582		51,610
Deferred income taxes		5,760		6,435
Goodwill		433,201		487,561
Other intangible assets, net		91,985		105,958
Other non-current assets		4,481		9,498

Total assets		$1,531,363		$1,694,442

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$7,298		$7,230
Current portion of operating lease liabilities		15,170		17,186
Trade accounts payable		102,484		98,462
Accrued rebates		14,538		18,185
Accrued compensation		23,617		36,408
Accrued income taxes		24,075		9,293
Contract liabilities		4,597		7,447
Other current liabilities		101,389		156,269
Total current liabilities		293,168		350,480

Long-term debt		571,950		703,602
Operating lease liabilities		41,084		36,099
Deferred income taxes		58,812		55,967
Other non-current liabilities		54,130		67,352
Total liabilities		1,019,144		1,213,500

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	141,689		154,617
Retained earnings	569,946		565,278
Accumulated other comprehensive loss	(55,246)		(78,010)
Treasury stock, at cost	(180,504)		(197,277)
Total shareholders' equity		512,219		480,942

Total liabilities and shareholders' equity		$1,531,363		$1,694,442

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Sales	$258,619	$427,629	$543,382	$829,471
Cost of sales	(156,635)	(283,517)	(341,725)	(559,667)

Gross profit	101,984	144,112	201,657	269,804

Selling expense	(26,130)	(36,972)	(57,238)	(71,829)
Administrative expense	(72,410)	(94,840)	(153,694)	(171,393)
Intangible amortization	(2,674)	(4,280)	(5,640)	(12,888)
Gain (loss) on divestitures, net	(3,945)	(2,072)	109,264	(2,072)

Operating (loss) profit	(3,175)	5,948	94,349	11,622

Interest expense	(10,042)	(15,865)	(24,675)	(31,547)
Loss on debt extinguishment	(16,343)	—	(16,343)	—
Other income (deductions), net	1,509	(1,727)	3,036	2,451

(Loss) income before income taxes	(28,051)	(11,644)	56,367	(17,474)

Income tax benefit (provision)	6,217	2,728	(34,572)	5,086

Net (loss) income	$(21,834)	$(8,916)	$21,795	$(12,388)

Earnings (loss) per share:
Basic	$(0.69)	$(0.29)	$0.69	$(0.40)

Diluted	$(0.69)	$(0.29)	$0.69	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025

Net loss:	$(21,834)	$(8,916)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(5,669)	8,352
Pension plans and other postretirement benefits	(258)	(69)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	868	(1,778)
Net amount reclassified to earnings	17	(188)
Net change in unrecognized gain (loss) on cash flow hedges	885	(1,966)
OCI, net of tax	(5,042)	6,317
Comprehensive loss	$(26,876)	$(2,599)

	Six Months Ended March 31,
	2026	2025

Net income (loss):	$21,795	$(12,388)
OCI, net of tax:
Foreign currency translation adjustment	23,670	(6,259)
Pension plans and other postretirement benefits	(1,595)	(422)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	821	787
Net amount reclassified to earnings	(132)	(538)
Net change in unrecognized gain on cash flow hedges	689	249
OCI, net of tax	22,764	(6,432)
Comprehensive income (loss)	$44,559	$(18,820)
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and six months ended March 31, 2026 and 2025 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, September 30, 2025	$36,334	$154,617	$565,278	$(78,010)	$(197,277)	$480,942
Net income	—	—	43,629	—	—	43,629
Minimum pension liability	—	—	—	(1,337)	—	(1,337)
Translation adjustment	—	—	—	29,339	—	29,339
Fair value of cash flow hedges	—	—	—	(196)	—	(196)
Total comprehensive income						71,435
Stock-based compensation	—	4,407	—	—	—	4,407
Purchase of 206,123 shares of treasury stock	—	—	—	—	(5,163)	(5,163)
Issuance of 536,360 shares of treasury stock	—	(19,045)	—	—	19,045	—
Dividends	—	—	(8,405)	—	—	(8,405)
Balance, December 31, 2025	$36,334	$139,979	$600,502	$(50,204)	$(183,395)	$543,216
Net loss	—	—	(21,834)	—	—	(21,834)
Minimum pension liability	—	—	—	(258)	—	(258)
Translation adjustment	—	—	—	(5,669)	—	(5,669)
Fair value of cash flow hedges	—	—	—	885	—	885
Total comprehensive loss						(26,876)
Stock-based compensation	—	5,136	—	—	—	5,136
Purchase of 22,953 shares of treasury stock	—	—	—	—	(535)	(535)
Issuance of 99,310 shares of treasury stock	—	(3,426)	—	—	3,426	—
Dividends	—	—	(8,722)	—	—	(8,722)
Balance, March 31, 2026	$36,334	$141,689	$569,946	$(55,246)	$(180,504)	$512,219

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and six months ended March 31, 2026 and 2025 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$21,795	$(12,388)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	24,204	40,735
Stock-based compensation expense	9,543	10,997
Deferred tax benefit	(41)	(6,402)
Gain on sale of assets, net	(860)	(9,834)
(Gain) loss on divestitures, net	(109,264)	2,072
Loss on debt extinguishment	16,343	—
Equity and other investment losses	8,934	311
Changes in working capital items	(37,955)	(43,362)
Decrease in other non-current assets	9,962	10,614
Decrease in other non-current liabilities	(7,485)	(12,371)
Other operating activities, net	(2,606)	947

Net cash used in operating activities	(67,430)	(18,681)

Cash flows from investing activities:
Capital expenditures	(9,300)	(18,271)
Acquisitions, net of cash acquired	(524)	(2,218)
Proceeds from sale of assets	3,506	14,608
Proceeds from sale of investments	3,000	—
Proceeds from divestitures	243,397	2,049
Other investing activities, net	(420)	(63)

Net cash provided by (used in) investing activities	239,659	(3,895)

Cash flows from financing activities:
Proceeds from long-term debt	866,625	495,634
Payments on long-term debt	(997,051)	(445,416)
Purchases of treasury stock	(5,698)	(4,426)
Dividends	(17,535)	(17,047)
Proceeds from net investment hedges	—	14,990
Acquisition holdback and deferred purchase price payments	(225)	(10,184)
Payment of debt redemption premium	(12,939)	—
Payment of debt issuance costs	(1,576)	—

Net cash (used in) provided by financing activities	(168,399)	33,551

Effect of exchange rate changes on cash	(175)	(1,545)

Net change in cash and cash equivalents including balances classified as assets held-for-sale	3,655	9,430
Less: Net change in cash and cash equivalents classified as assets held-for-sale	—	(10,000)
Net change in cash and cash equivalents	3,655	(570)
Cash and cash equivalents at beginning of year	32,433	40,816
Cash and cash equivalents at end of period	$36,088	$40,246

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2026
(Dollar amounts in thousands, except per share data)

Note 1.   Nature of Operations

Matthews International Corporation ("Matthews" or the "Company"), founded in 1850 and incorporated in Pennsylvania in 1902, is a global provider of memorialization products, industrial technologies and brand solutions. The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. Memorialization products consist primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. Industrial Technologies includes product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines. The segment historically provided warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products, and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. Brand Solutions historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Peninsula Parent LLC, d.b.a. Propelis Group (“Propelis”), in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" for further information.

As of March 31, 2026, the Company had facilities in North America, Europe, Asia, Australia, and Central America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company has the ability to exert significant influence, but not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company's financial statements. Consequently, for the three months ended March 31, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from October 2025 through December 2025. For the six months ended March 31, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from July 2025 through December 2025. See Note 7, "Investments" for further information with respect to the equity-method investment in Propelis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Company applied highly inflationary accounting to its Turkish subsidiaries effective April 1, 2022 and through December 2025, at which time these subsidiaries were divested. Under highly inflationary accounting, the financial statements of these subsidiaries were remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities were reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets. As of September 30, 2025, the Company had net monetary assets related to its Turkish subsidiaries of $2,109. Exchange losses related to highly inflationary accounting totaled $16 for the six months ended March 31, 2026, and $520 and $711 for the three and six months ended March 31, 2025, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and six months ended March 31, 2026 and 2025 were as follows:

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$205,426	$196,987	$14,632	$30,858	$—	$72,377	$220,058	$300,222
Central and South America (1)	—	—	—	—	—	1,516	—	1,516
Europe	6,671	6,091	27,008	48,717	—	50,330	33,679	105,138
Australia	3,160	2,542	—	—	—	2,238	3,160	4,780
Asia	—	—	1,722	1,260	—	14,713	1,722	15,973
Total Sales	$215,257	$205,620	$43,362	$80,835	$—	$141,174	$258,619	$427,629

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$400,958	$378,376	$43,046	$62,310	$—	$134,179	$444,004	$574,865
Central and South America (1)	—	—	—	—	—	2,638	—	2,638
Europe	12,166	11,957	66,256	96,386	6,904	99,817	85,326	208,160
Australia	6,308	5,773	—	—	—	4,605	6,308	10,378
Asia	—	—	3,075	2,672	4,669	30,758	7,744	33,430
Total Sales	$419,432	$396,106	$112,377	$161,368	$11,573	$271,997	$543,382	$829,471
(1) Following the contribution of the SGK Business to Propelis in the third quarter of fiscal 2025, the Company no longer had operations in South America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

Revenue recognized using the over time method accounted for approximately 2% and 13% of revenue for the three months ended March 31, 2026 and 2025, respectively and 6% and 13% of revenue for the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and September 30, 2025, the Company had net contract assets for projects recognized using the over time method totaling $98,547 and $99,700, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at March 31, 2026 and September 30, 2025 predominantly related to ongoing projects with Tesla, Inc. ("Tesla"). Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.
The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2026				September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$345	$—	$345	$—	$39	$—	$39
Equity and fixed income mutual funds	—	575	—	575	—	859	—	859
Life insurance policies	—	4,127	—	4,127	—	5,239	—	5,239
Total assets at fair value	$—	$5,047	$—	$5,047	$—	$6,137	$—	$6,137

Liabilities:
Derivatives (1) (2)	$—	$54,810	$—	$54,810	$—	$60,918	$—	$60,918
Total liabilities at fair value	$—	$54,810	$—	$54,810	$—	$60,918	$—	$60,918
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at both March 31, 2026 and September 30, 2025 reflect $40,186 of partial advance payments received from the counterparties to certain cross-currency swaps. See Note 9, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value at March 31, 2026 and September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 5.   Allowance for Credit Losses

The following table summarizes the activity for the accounts receivable allowance for credit losses for the six months ended March 31, 2026 and 2025.

	Six Months Ended March 31,
	2026	2025
Balance at beginning of period	$13,481	$12,055
Charged to expense	273	2,215
Deductions(1)	(1,156)	(3,026)
Balance at end of period	$12,598	$11,244
(1) Amounts determined not to be collectible (including direct write-offs), net of recoveries.

Note 6.   Inventories

Inventories consisted of the following:

	March 31, 2026	September 30, 2025
Raw materials	$59,436	$60,585
Work in process	46,623	56,397
Finished goods	89,834	85,845
	$195,893	$202,827

Note 7.     Investments

Non-current investments consisted of the following:

	March 31, 2026	September 30, 2025
Equity and fixed income mutual funds	$575	$859
Life insurance policies	4,126	5,239
Equity-method investments	202,552	214,133
Preferred equity investment	51,594	52,086
Other (primarily cost-method) investments	17,319	16,320
	$276,166	$288,637

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

The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, for the three months ended March 31, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from October 2025 through December 2025. For the six months ended March 31, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from July 2025 through December 2025. For the three and six months ended March 31, 2026, the Company recognized $9,283 and $11,581, respectively, of equity-method losses for its equity-method investment in Propelis, which has been recorded as a component of administrative expense. Equity-method losses for the three and six months ended March 31, 2026 included $8,092 and $9,198 of losses, respectively, representing the Company's portion of the investee's losses, and $1,191 and $2,383 of additional expense, respectively, reflecting the amortization of the Company's portion of the basis difference of the amortizable assets contributed from SGS & Co. ("SGS") to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.     Investments (continued)

Propelis. The Company also recognized $1,258 and $2,508, respectively, of paid-in-kind interest income for the three and six months ended March 31, 2026, related to the Company's preferred equity investment in Propelis, which was included as a component of other income (deductions), net.

Note 8.   Debt and Financing Arrangements

Long-term debt at March 31, 2026 and September 30, 2025 consisted of the following:

	March 31, 2026	September 30, 2025
Revolving credit facilities	$404,750	$385,007
Secured term loan	148,807	—
2027 Senior Secured Notes	—	296,110
Other borrowings	6,436	7,151
Finance lease obligations	19,255	22,564
Total debt	579,248	710,832
Less current maturities	(7,298)	(7,230)
Long-term debt	$571,950	$703,602
The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in February 2026 and includes a $700,000 secured revolving credit facility and a $150,000 secured amortizing term loan. The term loan requires scheduled principal payments of $7,500 per year, payable in quarterly installments. The balance of the revolving credit facility and the term loan are due on the maturity date of January 31, 2029, subject to the terms and conditions of the amended and restated facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under both the revolving credit facility and the term loan bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at March 31, 2026) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of $1,576 in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $4,592 and $3,918 at March 31, 2026 and September 30, 2025, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2026 and September 30, 2025 were $404,750 and $384,233, respectively. Outstanding borrowings on the term loan at March 31, 2026 were $148,807. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2026 and 2025 was 4.18% and 4.29%, respectively.

The Company previously had $300,000 aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bore interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes were secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company was subject to certain covenants and other restrictions including cross default provisions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $3,890 at September 30, 2025. In January 2026, the Company redeemed all of the outstanding 2027 Senior Secured Notes for a redemption price of 104.313% of the outstanding principal amount of the 2027 Senior Secured Notes, plus accrued and unpaid interest on such notes as of the redemption date. The total amount paid to redeem the 2027 Senior Secured Notes was $320,917, which was primarily funded using proceeds from recent divestitures, and additional borrowings under the Company’s domestic credit facility. In connection with this redemption, the Company recognized debt extinguishment charges of $16,343 during the second quarter of fiscal 2026, which included the write-off of the remaining unamortized direct financing costs of $3,404.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2026 and September 30, 2025, the amount sold to the Purchasers was $55,800 and $65,600, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $66,342 and $63,720 as of March 31, 2026 and September 30, 2025, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Gross receivables sold	$79,656	$167,708
Cash collections reinvested	(89,456)	(164,908)
Net cash (reinvested) received	$(9,800)	$2,800

The Company, through a former U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at March 31, 2026. The principal amount of receivables sold under this arrangement was $38,789 during the six months ended March 31, 2025. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. See Note 16, "Acquisitions and Divestitures" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4,557 and $6,136 at March 31, 2026 and September 30, 2025, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €6.0 million ($6,903). The facility also provides €14.0 million ($16,107) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €659,000 ($774) at September 30, 2025. There were no outstanding borrowings under the credit facility at March 31, 2026. The weighted-average interest rate on outstanding borrowings under this facility was 4.60% at March 31, 2025.

Other borrowings totaled $6,436 and $7,151 at March 31, 2026 and September 30, 2025, respectively. The weighted-average interest rate on all other borrowings was 1.90% and 2.16% at March 31, 2026 and 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Debt and Financing Arrangements (continued)

As of March 31, 2026 and September 30, 2025, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of March 31, 2026.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") pursuant to which the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the six months ended March 31, 2026, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of March 31, 2026, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Note 9.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At March 31, 2026 and September 30, 2025, derivative instruments were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives:	March 31, 2026		September 30, 2025
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$197	$—	$15	$—
Long-term assets:
Other non-current assets	148	—	24	—
Current liabilities:
Other current liabilities	(684)	(43,061)	(973)	(45,914)
Long-term liabilities:
Other non-current liabilities	(481)	(10,584)	(1,404)	(12,627)
Total derivatives(1)	$(820)	$(53,645)	$(2,338)	$(58,541)
(1) Cross-currency swap amounts at both March 31, 2026 and September 30, 2025 reflect $40,186 of partial advanced payments received from the counterparties to certain swap contracts (see below).

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2026	September 30, 2025
Notional amount	$300,000	$225,000
Weighted-average maturity period (years)	1.9	2.7
Weighted-average received rate	3.66%	4.13%
Weighted-average pay rate	3.76%	3.80%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $820 ($621 after tax) and $2,338 ($1,752 after tax) at March 31, 2026 and September 30, 2025, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $1,011 ($757 after tax) and $1,605 ($1,199 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of March 31, 2026 and September 30, 2025, respectively. Assuming market rates remain constant with the rates at March 31, 2026, a gain (net of tax) of approximately $392 included in AOCI is expected to be recognized in earnings over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Derivatives and Hedging Activities (continued)

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Losses Recognized in AOCI
Swap Currencies	Maturity Date	March 31, 2026	September 30, 2025	March 31, 2026		September 30, 2025
USD/EUR	September 2027	$81,392	$81,392	$(7,929)		$(9,443)
USD/SEK	June 2026	20,000	20,000	(1,730)		(2,571)
USD/EUR	August 2026	25,000	25,000	(424)		(1,689)
		$126,392	$126,392	$(10,083)	(1)	$(13,703)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $3,376 and $4,652 as of March 31, 2026 and September 30, 2025, respectively.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40,186 at both March 31, 2026 and September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet.

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

The following table sets forth amounts recognized by the Company in connection with its restructuring programs:

Restructuring amounts by line item in the Statement of Income (a)	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cost of sales	$(194)	$3,013	$(1,713)	$2,315
Selling expense	—	(44)	—	(53)
Administrative expense	(588)	(498)	(592)	(957)
Income (loss) before income taxes	$(782)	$2,471	$(2,305)	$1,305
(a) Positive amounts represent income and negative amounts represent expense.

The costs associated with the Company's restructuring programs principally relate to severance and employee termination benefits. The following table provides a summary of the severance and employee termination restructuring activities for the six-month period ended March 31, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 10. Restructuring (continued)

	Severance and Employee Termination Restructuring Activities
	Memorialization	Industrial Technologies	Brand Solutions	Corporate/Non-Operating	Consolidated
Liability at September 30, 2025	$2	$942	$—	$219	$1,163
Amounts charged (credited) to expense	—	1,456	—	—	1,456
Net cash payments	—	(1,680)	—	(136)	(1,816)
Other adjustments(1)	(2)	92	—	(83)	7
Liability at March 31, 2026	$—	$810	$—	$—	$810

Cumulative severance and employee termination costs incurred to date(2)	$181	$33,532	$1,720	$4,441	$39,874
(1) Other adjustments primarily reflects reclassifications of certain balance sheet amounts.
(2) Substantially all estimated severance and employee termination costs related to the restructuring programs have been recognized as of March 31, 2026.

The severance and employee termination liability is included in accrued compensation in the accompanying Consolidated Balance Sheets. The restructuring programs initiated in fiscal 2024 that were focused primarily on the Company's engineering and tooling operations in Europe, and certain of the Company's general and administrative functions have been substantially completed as of March 31, 2026.

Note 11.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors approved of the second amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the approval by shareholders of the adoption of the Second Amended and Restated 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting. At March 31, 2026, 2,492,953 shares have been issued under the 2017 Equity Incentive Plan. 1,802,905 time-based RSUs, 2,241,872 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,624,489 of these share-based awards are outstanding as of March 31, 2026.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended March 31, 2026 and 2025, stock-based compensation cost totaled $5,136 and $6,018, respectively. For the six-month periods ended March 31, 2026 and 2025, stock based compensation totaled $9,543 and $10,997, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,289 and $1,520 for the three-month periods ended March 31, 2026 and 2025, respectively, and $1,933 and $2,338 for the six-month periods ended March 31, 2026 and 2025, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Share-Based Payments (continued)

The transactions for RSUs for the six months ended March 31, 2026 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2025	1,648,145	$30.22
Granted	562,480	27.65
Vested	(554,646)	28.17
Expired or forfeited	(31,490)	31.61
Non-vested at March 31, 2026	1,624,489	$30.01

As of March 31, 2026, the total unrecognized compensation cost related to all unvested stock-based awards was $19,875 and is expected to be recognized over a weighted average period of 2.1 years.

The fair value of certain RSUs that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted or modified during the six-month period ended March 31, 2026.

Six Months Ended March 31, 2026
Expected volatility	36.7%
Dividend yield	4.1%
Average risk-free interest rate	3.6%
Average expected term (years)	3.0

The risk-free interest rate is based on United States Treasury yields at the date of grant or modification. The dividend yield is based on the most recent dividend payment and average stock price over the 12 months prior to the grant or modification date. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the six months ended March 31, 2026 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Second Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Second Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2026, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2026 paid to the non-employee Chairman of the Board under the Second Amended and Restated 2019 Director Fee Plan is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Second Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 550,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the approval by shareholders of the adoption of the Second Amended and Restated 2019 Director Fee Plan at the Company's 2026 Annual Shareholder Meeting. The value of deferred shares is recorded in other non-current liabilities.  A total of 69,677 shares and share units had been deferred under the Director Fee Plans as of March 31, 2026.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2026.  As of March 31, 2026, 489,744 restricted shares and RSUs have been granted under the Director Fee Plans, 316,515 of which were issued under the 2019 Director Fee Plan.  110,045 RSUs are unvested at March 31, 2026 under the Director Fee Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 12.   Earnings Per Share

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net (loss) income	$(21,834)	$(8,916)	$21,795	$(12,388)
Weighted-average shares outstanding (in thousands):
Basic shares	31,487	31,192	31,384	31,113
Effect of dilutive securities	—	—	346	—
Diluted shares	31,487	31,192	31,730	31,113

Dividends declared per common share	$0.255	$0.25	$0.51	$0.50

Anti-dilutive securities excluded from the dilutive calculation were insignificant for applicable periods. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

Note 13.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended March 31, 2026 and 2025 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2025	$6,203		$(55,658)	$(749)		$(50,204)
OCI before reclassification	(95)		(6,108)	868		(5,335)
Amounts reclassified from AOCI	(163)	(a)	439	17	(b)	293
Net current-period OCI	(258)		(5,669)	885		(5,042)
Balance, March 31, 2026	$5,945		$(61,327)	$136		$(55,246)

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, December 31, 2024	$4,602		$(189,234)	$3,141		$(181,491)
OCI before reclassification	100		8,580	(1,778)		6,902
Amounts reclassified from AOCI	(169)	(a)	(228)	(188)	(b)	(585)
Net current-period OCI	(69)		8,352	(1,966)		6,317
Balance, March 31, 2025	$4,533		$(180,882)	$1,175		$(175,174)
Attributable to noncontrolling interest:
Balance, December 31, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, March 31, 2025	$—		$289	$—		$289
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the six-month periods ended March 31, 2026 and 2025 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2025	$7,540		$(84,997)	$(553)		$(78,010)
OCI before reclassification	(80)		4,512	821		5,253
Amounts reclassified from AOCI	(1,515)	(a)	19,158	(132)	(b)	17,511
Net current-period OCI	(1,595)		23,670	689		22,764
Balance, March 31, 2026	$5,945		$(61,327)	$136		$(55,246)

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	(82)		(12,607)	787		(11,902)
Amounts reclassified from AOCI	(340)	(a)	6,348	(538)	(b)	5,470
Net current-period OCI	(422)		(6,259)	249		(6,432)
Balance, March 31, 2025	$4,533		$(180,882)	$1,175		$(175,174)
Attributable to noncontrolling interest:
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, March 31, 2025	$—		$289	$—		$289
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Accumulated Other Comprehensive Income (continued)
Reclassifications out of AOCI for the three and six-month periods ended March 31, 2026 and 2025 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026	Affected line item in the Financial Statements

Postretirement benefit plans
Prior service credit (a)	$58	$115
Actuarial losses	159	391	Other income (deductions), net
	217	506	Income before income tax (b)
	(54)	(127)	Income taxes
	$163	$379	Net income
Derivatives
Cash flow hedges	$(24)	$176	Interest expense
Net investment hedges	(586)	(465)	Interest expense
	(610)	(289)	Income before income tax (b)
	154	73	Income taxes
	$(456)	$(216)	Net income
Other
Divestitures	$—	$(17,674)	Gain on divestitures, net

Details about AOCI Components	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$89	$180
Actuarial losses	137	274	Other income (deductions), net
	226	454	Income before income tax (b)
	(57)	(114)	Income taxes
	$169	$340	Net income
Derivatives
Cash flow hedges	$252	$720	Interest expense
Net investment hedges	301	656	Interest expense
	553	1,376	Income before income tax (b)
	(137)	(342)	Income taxes
	$416	$1,034	Net income
Other
Divestitures	$—	$(6,844)	Other current liabilities(c)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 14.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2026 represented an expense of $34,572, compared to a benefit of $5,086 for the first six months of fiscal 2025. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2026 compared to the same period for fiscal 2025 resulted from consolidated pre-tax income in fiscal 2026 compared to a consolidated pre-tax loss in fiscal 2025, and net discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, partially offset by other net discrete tax benefits. The Company’s fiscal 2026 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses and discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, partially offset by other net discrete tax benefits. The Company’s fiscal 2025 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $2,897 and $2,972 on March 31, 2026 and September 30, 2025, respectively, which would impact the annual effective rate at March 31, 2026 and September 30, 2025, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $334 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $284 and $241 at March 31, 2026 and September 30, 2025, respectively. These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions that were effective in 2025, and others implemented through 2027. The Company has evaluated the impact of the OBBBA, and does not expect the provisions of the new legislation will have a material impact on the Company's consolidated financial statements. The Company expects the provisions of the legislation will have a favorable impact on fiscal 2026 cash tax payments.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions. As of March 31, 2026, the tax years that remain subject to examination by major jurisdictions generally are:

United States – Federal	2019, 2020, 2022 and forward
United States – State	2021 and forward
Canada	2022 and forward
Germany	2020 and forward
United Kingdom	2024 and forward
Singapore	2022 and forward
Australia	2022 and forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information

The Company manages its businesses under three reportable segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines. The segment historically provided warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products, and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" for further information.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. In addition, adjusted EBITDA does not include depreciation, intangible amortization, interest expense and other items incurred by Propelis. Reportable Segments adjusted EBITDA is also determined before corporate and non-operating expenses. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”), identified as the Company's President and Chief Executive Officer, evaluates the results of operations versus budgets, forecasts, and historical performance, and makes strategic and resource allocation decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

	Three Months Ended March 31, 2026
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$215,257	$43,362	$—	$258,619
Cost of sales (2)	(117,455)	(33,095)	(16)	(150,566)
Gross profit (2)	97,802	10,267	(16)	108,053
Selling expense (2)	(21,674)	(4,356)	141	(25,889)
Administrative expense (2)	(27,297)	(9,224)	(9,286)	(45,807)
Other segment items (3)	—	—	18,776	18,776
Adjusted EBITDA	$48,831	$(3,313)	$9,615	$55,133

Intersegment sales	$—	$425	$—	$425
Depreciation and amortization	8,041	2,966	—	11,007
Total assets (4)	902,636	310,549	258,193	1,471,378
Capital expenditures	1,907	1,723	134	3,764

	Six Months Ended March 31, 2026
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$419,432	$112,377	$11,573	$543,382
Cost of sales (2)	(231,481)	(87,152)	(9,484)	(328,117)
Gross profit (2)	187,951	25,225	2,089	215,265
Selling expense (2)	(44,983)	(11,789)	—	(56,772)
Administrative expense (2)	(55,188)	(21,207)	(13,759)	(90,154)
Other segment items (3)	—	—	33,979	33,979
Adjusted EBITDA	$87,780	$(7,771)	$22,309	$102,318

Intersegment sales	$—	$1,399	$3	$1,402
Depreciation and amortization	16,188	6,444	609	23,241
Capital expenditures	6,437	2,018	321	8,776

	Three Months Ended March 31, 2025
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$205,620	$80,835	$141,174	$427,629
Cost of sales (2)	(115,339)	(53,495)	(104,874)	(273,708)
Gross profit (2)	90,281	27,340	36,300	153,921
Selling expense (2)	(20,486)	(7,989)	(8,075)	(36,550)
Administrative expense (2)	(24,757)	(13,309)	(12,629)	(50,695)
Adjusted EBITDA	$45,038	$6,042	$15,596	$66,676

Intersegment sales	$—	$64	$433	$497
Depreciation and amortization	7,170	5,644	4,718	17,532
Total assets (4)	823,391	443,290	470,851	1,737,532
Capital expenditures	4,266	1,827	2,510	8,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

	Six Months Ended March 31, 2025
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$396,106	$161,368	$271,997	$829,471
Cost of sales (2)	(224,232)	(111,346)	(202,766)	(538,344)
Gross profit (2)	171,874	50,022	69,231	291,127
Selling expense (2)	(39,454)	(15,469)	(15,912)	(70,835)
Administrative expense (2)	(50,770)	(26,679)	(25,431)	(102,880)
Adjusted EBITDA	$81,650	$7,874	$27,888	$117,412

Intersegment sales	$—	$374	$716	$1,090
Depreciation and amortization	14,372	11,318	13,578	39,268
Capital expenditures	8,756	3,209	6,154	18,119

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
(3) The three and six months ended March 31, 2026 includes the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).
(4) Total assets represent amounts at March 31, 2026 and 2025, respectively.
A reconciliation of adjusted EBITDA to income (loss) before income taxes and net income (loss) follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Reportable Segments Adjusted EBITDA	$55,133	$66,676	$102,318	$117,412
Corporate and Non-Operating	(10,389)	(15,262)	(22,336)	(25,975)
Acquisition and divestiture related items (1)**	(194)	(13,701)	(1,312)	(14,278)
Strategic initiatives and other items (2)**†	(6,394)	(5,373)	(21,644)	(5,988)
Gain (loss) on divestitures, net	(3,945)	(2,072)	109,264	(2,072)
Highly inflationary accounting losses (primarily non-cash) (3)	—	(520)	(16)	(711)
Stock-based compensation	(5,136)	(6,018)	(9,543)	(10,997)
Non-service pension and postretirement expense (4)	(75)	(133)	(113)	(266)
Depreciation and amortization *	(11,508)	(18,231)	(24,204)	(40,735)
Interest expense, including RPA and factoring financing fees (5)	(10,424)	(17,010)	(25,725)	(33,864)
Loss on debt extinguishment	(16,343)	—	(16,343)	—
Propelis depreciation, amortization, interest and other items (6)	(18,776)	—	(33,979)	—
(Loss) income before income taxes	(28,051)	(11,644)	56,367	(17,474)
Income tax benefit (provision)	6,217	2,728	(34,572)	5,086
Net (loss) income	$(21,834)	$(8,916)	$21,795	$(12,388)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $2,175 and $1,757 for the three months ended March 31, 2026 and 2025, respectively, and $11,172 and $8,624 for the six months ended March 31, 2026 and 2025, respectively (see Note 18, "Legal Matters"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $4,538 for the three months ended March 31, 2025 and $4,902 for the six months ended March 31, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8,655 for the six months ended March 31, 2025. Fiscal 2025 also includes loss recoveries totaling $1,170 for the six months ended March 31, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $382 and $1,145 for the three months ended March 31, 2026 and 2025, respectively, and $1,050 and $2,317 for the six months ended March 31, 2026 and 2025, respectively.

(6) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).

* Depreciation and amortization was $8,041 and $7,170 for the Memorialization segment, $2,966 and $5,644 for the Industrial Technologies segment, and $501 and $699 for Corporate and Non-Operating, for the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization was $16,188 and $14,372 for the Memorialization segment, $6,444 and $11,318 for the Industrial Technologies segment, $609 and $13,578 for the Brand Solutions segment, and $963 and $1,467 for Corporate and Non-Operating, for the six months ended March 31, 2026 and 2025, respectively. Depreciation and amortization was $4,718 for the Brand Solutions segment for the three months ended March 31, 2026.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $380 and $2,410 for the Memorialization segment, $2,739 and $192 for the Industrial Technologies segment, income of $91 and charges of $416 for the Brand Solutions segment, and $3,560 and $16,056 for Corporate and Non-Operating, for the three months ended March 31, 2026 and 2025, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $449 and $3,713 for the Memorialization segment, $13,092 and $4,311 for the Industrial Technologies segment, $3,402 and $1,130 for the Brand Solutions segment, and $6,013 and $11,112 for Corporate and Non-Operating, for the six months ended March 31, 2026 and 2025, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $782 and income of $2,471 for the three months ended March 31, 2026 and 2025, respectively, and expenses of $2,305 and income of $1,305 for the six months ended March 31, 2026 and 2025, respectively. Refer to Note 10, "Restructuring" for further details.

Note 16. Acquisitions and Divestitures

Fiscal 2026:

In December 2025, the Company completed the sale of its interests in Matthews Automation Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of Matthews, and certain related assets to Duravant LLC. The total cash consideration was $224,798, subject to post-closing adjustments. The transaction resulted in a pre-tax gain of $147,649 ($107,783 after-tax). As of the date of the disposal transaction, the divested business had current assets and non-current assets of $21,381 and $62,174, respectively, and current liabilities and non-current liabilities of $19,612 and $3,067, respectively. Income (loss) before income taxes for the divested business was a loss of $926 for the six months ended March 31, 2026, and income of $1,078 and $1,278 for the three and six months ended March 31, 2025, respectively.

In December 2025, the Company completed the sale of its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses. Total consideration from these divestitures was $41,009, consisting of $13,658 of cash received at closing, $3,831 of cash received subsequent to closing, $3,922 of remaining deferred purchase price, principally due within 180 days of closing, seller financing of $7,660, and liabilities assumed by the buyers (principally assumed debt and pension obligations) of $11,938, and the transactions resulted in a pre-tax loss of $38,385 ($39,332 after-tax).

In October 2025, the Company completed a small acquisition within the Industrial Technologies segment for a purchase price of $524. The preliminary purchase price allocation was finalized as of March 31, 2026, resulting in adjustments to intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16. Acquisitions and Divestitures (continued)

Fiscal 2025:

In May 2025, the Company acquired The Dodge Company ("Dodge") within the Memorialization segment for a purchase price of $55,624 (net of cash acquired). Dodge is a leading supplier of embalming chemicals and supplies in North America and sells a variety of other related products to funeral homes. Annual sales for this business were approximately $43,000 prior to the acquisition. The preliminary purchase price allocation was not finalized as of March 31, 2026 and remains subject to change as the Company obtains additional information related to working capital and other intangibles assets.

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

Note 17.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	Brand Solutions	Consolidated

Net goodwill at September 30, 2025	$387,537	$100,024	$—	$487,561
Divestitures	—	(57,471)	—	(57,471)
Translation and other adjustments	3,198	(87)	—	3,111
Net goodwill at March 31, 2026	$390,735	$42,466	$—	$433,201

The net goodwill balances at March 31, 2026 and September 30, 2025 included $44,867 and $45,673 of accumulated impairment losses, respectively. Accumulated impairment losses at March 31, 2026 were $5,000 and $39,867 for the Memorialization and Industrial Technologies segments, respectively. Accumulated impairment losses at September 30, 2025 were $5,000 and $40,673 for the Memorialization and Industrial Technologies segments, respectively.

In fiscal 2026 divestitures reflect the sale of the warehouse automation business.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets in the second quarter of fiscal 2026 (January 1, 2026) and determined that the estimated fair values for all goodwill reporting units exceeded their carrying values, and, therefore, no impairment charges were necessary at such time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 17.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of March 31, 2026 and September 30, 2025, respectively.

	Carrying Amount	Accumulated Amortization	Net
March 31, 2026
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	27,111	(19,150)	7,961
Customer relationships	122,067	(76,719)	45,348
Copyrights/patents/other	13,960	(5,824)	8,136
	$193,678	$(101,693)	$91,985
September 30, 2025:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	31,673	(22,393)	9,280
Customer relationships	165,477	(105,876)	59,601
Copyrights/patents/other	20,776	(14,239)	6,537
	$248,466	$(142,508)	$105,958

The net change in intangible assets during the six months ended March 31, 2026 primarily reflected the divestitures of the warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $2,674 and $4,280 for the three-month periods ended March 31, 2026 and 2025, respectively. Amortization expense on intangible assets was $5,640 and $12,888 for the six months ended March 31, 2026 and 2025, respectively. The fiscal 2026 decrease in intangible amortization reflected lower amortization following the Company's fiscal 2025 divestiture of its interest in the SGK Business. Amortization expense is estimated to be $7,206 for the remainder of fiscal 2026, $6,710 in 2027, $5,222 in 2028, $4,543 in 2029 and $4,159 in 2030.

Note 18.   Legal Matters

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Tesla initiated that arbitration on November 8, 2024. On February 13, 2026, the arbitrator entered an interim decision addressing liability on certain of Tesla’s claims, finding Tesla had established liability on only a limited subset of its claims. The amount of potential damages, if any, will be determined in future phases of the arbitration. The interim decision provided additional clarity regarding the Company’s ongoing dispute with Tesla and clarified the Company’s ownership of and rights in certain dry battery electrode (“DBE”) technology that the Company has been developing over the past two decades. The interim decision includes a narrow injunction preventing the Company from using certain parts in DBE machines. The Company already has approved replacement parts, and thus the injunction has not materially impeded its operations or sales. Tesla has moved to confirm the injunction before the United States District Court for the Northern District of California. The Company has opposed Tesla’s petition to confirm the injunction as premature and has in the alternative cross-moved for an order partially vacating the injunction. Additional phases of the arbitration remain pending.

In addition, on February 13, 2025, Tesla filed a separate complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also been compelled to confidential arbitration by the United States District Court for the Northern District of California. Tesla filed a confidential arbitration demand on February 10, 2026, which included the above-referenced claims as well as claims for trade secret misappropriation. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations as the confidential arbitration proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 18.   Legal Matters (continued)

The Company is also defending an additional separate confidential arbitration demand, initiated by Tesla on September 8, 2025, which alleges claims for breach of express warranty, design defects in manufacturing, declaratory relief, and breach of contract. The arbitration demand seeks declaratory relief and actual damages, plus interest and costs. An estimate of the possible loss or range of loss related to the foregoing matters cannot be made at this time given the continued lack of specificity in the pending proceedings and/or the applicable pleadings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is also pursuing counterclaims against Tesla.

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

Finally, in October 2025, the Company finalized a confidential settlement agreement resolving claims of alleged copyright infringement arising from a legacy licensing arrangement within the Company's Memorialization segment. The settlement amount of $8,000, which was accrued and recognized as a component of administrative expense for the period ended September 30, 2025, was paid during the first quarter of fiscal 2026. The Company denies fault or wrongdoing in the matter arising from this licensing dispute.

Note 19.   Related Party Transactions

In connection with the sale of the Company's interest in the SGK Business, the Company has agreed to provide certain administrative services for Propelis under a Transitional Services Agreement (the “TSA”). The services provided under the TSA include ERP system access and related information technology support; tax, treasury and accounting support; transactional processing such as, invoicing, collections, cash application, purchasing, payroll and payment processing; and certain other services. The Company receives an administrative support fee from Propelis for providing these ongoing services. Such administrative support fees are intended to approximate the underlying cost of providing such services for Propelis. During the three and six-month periods ended March 31, 2026, the Company recognized $1,415 and $3,910, respectively, of administrative support fees under the TSA, which were included as a component of administrative expense. Sales to and purchases from Propelis were immaterial for the three and six-month periods ended March 31, 2026. Amounts due from Matthews to Propelis totaled $5,284 as of March 31, 2026, which reflected net transactional amounts pending settlement under the TSA. Such amounts were included as a component of trade accounts payable. Amounts due to Matthews from Propelis totaled $3,971 as of September 30, 2025, which reflected outstanding administrative fees, and net transactional amounts pending settlement under the TSA. Such amounts were included as a component of accounts receivable.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS AND NON-GAAP FINANCIAL MEASURES:

The following discussion should be read in conjunction with the consolidated financial statements of Matthews International Corporation ("Matthews" or the "Company") and related notes thereto included in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.  Any forward-looking statements contained herein are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of the Company regarding the future, and may be identified by the use of words such as “expects,” “believes,” “intends,” “projects,” “anticipates,” “estimates,” “plans,” “seeks,” “forecasts,” “predicts,” “objective,” “targets,” “potential,” “outlook,” “may,” “will,” “could” or the negative of these terms, other comparable terminology and variations thereof.  Such forward-looking statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from management's expectations, and no assurance can be given that such expectations will prove correct.  Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements principally include risks to our ability to achieve the anticipated benefits of the joint venture transaction with Peninsula Parent LLC, d.b.a. Propelis Group ("Propelis"), changes in domestic or international economic conditions, changes in foreign currency exchange rates, changes in interest rates, changes in the cost of materials used in the manufacture of the Company's products, including changes in costs due to adjustments to tariffs or supply chain disruptions, any impairment of goodwill or intangible assets, environmental liability and limitations on the Company’s operations due to environmental laws and regulations, disruptions to certain services, such as telecommunications, network server maintenance, cloud computing or transaction processing services, provided to the Company by third-parties, changes in mortality and cremation rates, changes in product demand or pricing as a result of consolidation in the industries in which the Company operates, or other factors such as labor shortages or labor cost increases, changes in product demand or pricing as a result of domestic or international competitive pressures, ability to achieve cost-reduction objectives, unknown risks in connection with the Company's acquisitions, divestitures, and business combinations, cybersecurity concerns and costs arising with management of cybersecurity threats, effectiveness of the Company's internal controls, compliance with domestic and foreign laws and regulations, technological factors beyond the Company's control, impact of pandemics or similar outbreaks, or other disruptions to our industries, customers, or supply chains, the impact of global conflicts, such as the current war between Russia and Ukraine and hostilities in the Middle East, and conflicts and related sanctions or trade restrictions involving Venezuela, the Company's plans and expectations with respect to its exploration, and contemplated execution, of various strategies with respect to its portfolio of businesses, the Company's plans and expectations with respect to its Board of Directors, and other factors described in Item 1A - "Risk Factors" in this Form 10-Q and Item 1A - "Risk Factors" in the Company's Form 10-K for the fiscal year ended September 30, 2025.  In addition, although the Company does not currently have any customers that would be considered individually significant to consolidated sales, changes in the distribution of the Company's products or the potential loss of one or more of the Company's larger customers are also considered risk factors. Matthews cautions that the foregoing list of important factors is not all inclusive. Readers are also cautioned not to place undue reliance on any forward looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by Matthews on its website or otherwise. Matthews does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of Matthews to reflect events or circumstances occurring after the date of this report unless required by law.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

RESULTS OF OPERATIONS:

The Company manages its businesses under three segments: Memorialization, Industrial Technologies and Brand Solutions. The Memorialization segment consists primarily of bronze and granite memorials and other memorialization products, caskets, cremation-related products, and cremation and incineration equipment primarily for the cemetery and funeral home industries. The Industrial Technologies segment includes product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines. The segment historically provided warehouse automation technologies and solutions, including order fulfillment systems for identifying, tracking, picking and conveying consumer and industrial products, and coating and converting lines for the packaging, pharma, foil, décor and tissue industries. The Brand Solutions segment historically provided brand management, pre-media services, printing plates and cylinders, imaging services, digital asset management, merchandising display systems, and marketing and design services primarily for the consumer goods and retail industries.

On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, for the three months ended March 31, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from October 2025 through December 2025. For the six months ended March 31, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from July 2025 through December 2025. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information.

The Company's primary measure of segment profitability is adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA"). Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, enterprise resource planning ("ERP") system integration costs, and strategic initiatives and other charges. In addition, adjusted EBITDA does not include depreciation, intangible amortization, interest expense and other items incurred by Propelis. Reportable Segments adjusted EBITDA is also determined before corporate and non-operating expenses. This presentation is consistent with how the Company's chief operating decision maker (the “CODM”), identified as the Company's President and Chief Executive Officer, evaluates the results of operations versus budgets, forecasts, and historical performance, and makes strategic and resource allocation decisions about the business. For these reasons, the Company believes that adjusted EBITDA represents the most relevant measure of segment profit and loss.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and six-month periods ended March 31, 2026 and 2025. Refer to Note 15, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment. Net loss was $21.8 million compared to a net loss of $8.9 million for the three months ended March 31, 2026 and 2025, respectively, and net income was $21.8 million compared to a net loss of $12.4 million for the six months ended March 31, 2026 and 2025, respectively. Refer to "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Sales:	(Dollar amounts in thousands)
Memorialization	$215,257	$205,620	$419,432	$396,106
Industrial Technologies	43,362	80,835	112,377	161,368
Brand Solutions	—	141,174	11,573	271,997
Consolidated Sales	$258,619	$427,629	$543,382	$829,471

Adjusted EBITDA:
Memorialization	$48,831	$45,038	$87,780	$81,650
Industrial Technologies	(3,313)	6,042	(7,771)	7,874
Brand Solutions	9,615	15,596	22,309	27,888
Corporate and Non-Operating	(10,389)	(15,262)	(22,336)	(25,975)
Total Adjusted EBITDA (1)	$44,744	$51,414	$79,982	$91,437
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the six months ended March 31, 2026 were $543.4 million, compared to $829.5 million for the six months ended March 31, 2025. The decrease in fiscal 2026 sales primarily reflected a sales reduction of $241.9 million resulting from the divestiture of the Company's interest in the SGK Business on May 1, 2025. Additionally, other recent acquisitions and divestitures had a net unfavorable impact of $23.3 million on fiscal 2026 sales compared to the prior year (see Acquisitions and Divestitures below). The fiscal 2026 change in sales also reflected lower sales in the Industrial Technologies segment. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $7.5 million on fiscal 2026 sales compared to the prior year.
Memorialization segment sales for the first six months of fiscal 2026 were $419.4 million, compared to $396.1 million for the first six months of fiscal 2025. The sales increase principally reflected inflationary price realization and the favorable impact of the fiscal 2025 acquisition of The Dodge Company (see Acquisitions and Divestitures below). These increases were partially offset by lower sales of caskets, cremation equipment, mausoleums, and cemetery memorials. Changes in foreign currency exchange rates had a favorable impact of $1.5 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $112.4 million for the first six months of fiscal 2026, compared to $161.4 million for the first six months of fiscal 2025. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market and coating and converting equipment), the impact of divesting the Company's warehouse automation and tooling businesses in December 2025 (see Acquisitions and Divestitures below), and lower tooling sales for the fiscal 2026 period prior to the divestiture. These declines were partially offset by higher product identification sales, and increased sales of warehouse automation solutions for the fiscal 2026 period prior to the divestiture. Fiscal 2026 sales for the Industrial Technologies segment were impacted by customer delays impacting the timing of projects within the energy storage business. Changes in foreign currency exchange rates had a favorable impact of $6.0 million on the segment's sales compared to the prior year. In the Brand Solutions segment, sales for the first six months of fiscal 2026 were $11.6 million, compared to $272.0 million for the first six months of fiscal 2025. The decrease in sales primarily reflected the divestiture of the Company's interest in the SGK Business on May 1, 2025, and the divestitures of the Company's European roto-gravure packaging and flexographic print businesses in December 2025 (see Acquisitions and Divestitures below). Fiscal 2026 segment sales reflected sales for the European packaging and print businesses for the period prior to the divestitures.

Gross profit for the six months ended March 31, 2026 was $201.7 million, compared to $269.8 million for the same period a year ago. The decrease in gross profit reflected a reduction of $57.4 million resulting from the fiscal 2025 divestiture of the Company's interest in the SGK Business. The gross profit decline also reflected the impact of higher material, labor, and other production costs, lower sales and margins on engineered products, and the impact of divesting the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses in December 2025. These

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

decreases were partially offset by the impact of improved price realization, benefits from the realization of productivity improvements and other cost-reduction initiatives, and the favorable impact of the fiscal 2025 acquisition of The Dodge Company. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $1.8 million and $338,000 for the six months ended March 31, 2026 and 2025, respectively.

Selling and administrative expenses for the six months ended March 31, 2026 were $210.9 million, compared to $243.2 million for the same period last year. Consolidated selling and administrative expenses, as a percent of sales, were 38.8% for the six months ended March 31, 2026, compared to 29.3% for the same period last year. Selling and administrative expenses in fiscal 2026 reflected benefits from ongoing cost-reduction initiatives, and a $37.4 million reduction in selling and administrative expenses from the fiscal 2025 divestiture of the Company's interest in the SGK Business, partially offset by higher compensation costs. Selling and administrative expenses included legal costs related to an ongoing dispute with Tesla, Inc. ("Tesla") totaling $11.2 million in fiscal 2026 and $8.6 million in fiscal 2025 (see Legal Matters below). Selling and administrative expenses included activist shareholder/contested proxy costs totaling $2.5 million in fiscal 2026 and $4.9 million in fiscal 2025. Selling and administrative expenses included fees for receivables sold under a receivables purchase agreement and factoring arrangement totaling $1.1 million in fiscal 2026 and $2.3 million in fiscal 2025. Fiscal 2026 selling and administrative expenses included $11.6 million of equity-method losses for the Company's equity-method investment in Propelis. See Note 7, "Investments" in Item 1 - "Financial Statements" for further information. Fiscal 2025 selling and administrative expenses included $11.5 million of expenses related to the fiscal 2025 divestiture of the Company's interest in the SGK Business, $8.7 million of net gains on the sales of certain significant property and other assets, and a $2.1 million loss on a small divestiture in the Industrial Technologies segment. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $7.4 million in fiscal 2026, compared to $4.7 million in fiscal 2025. Intangible amortization for the six months ended March 31, 2026 was $5.6 million, compared to $12.9 million for the six months ended March 31, 2025. The fiscal 2026 decrease in intangible amortization primarily reflected lower amortization following the Company's fiscal 2025 divestiture of its interest in the SGK Business. During the first six months of fiscal 2026, the Company recognized $109.3 million of net pre-tax gains on divestitures (see Acquisitions and Divestitures below).

Adjusted EBITDA for the six months ended March 31, 2026 was $80.0 million, compared to $91.4 million for the six months ended March 31, 2025. Memorialization segment adjusted EBITDA was $87.8 million for the first six months of fiscal 2026, compared to $81.7 million for the first six months of fiscal 2025. The increase in segment adjusted EBITDA reflected the impact of improved price realization, benefits from productivity initiatives, and the favorable impact of the fiscal 2025 acquisition of The Dodge Company. These increases were partially offset by the impact of higher material, labor, and other production costs. Adjusted EBITDA for the Industrial Technologies segment was a loss of $7.8 million for the six months ended March 31, 2026 compared to income of $7.9 million for the six months ended March 31, 2025. The decrease in segment adjusted EBITDA reflected the impact of lower sales and margins on engineered products, lower product identification margins, the impact of divesting the Company's warehouse automation business in December 2025, and unfavorable sales mix for warehouse automation solutions for the fiscal 2026 period prior to the divestiture. These declines were partially offset by benefits from cost-reduction initiatives and lower performance-based compensation compared to fiscal 2025. Adjusted EBITDA for the Brand Solutions segment was $22.3 million for the first six months of fiscal 2026, compared to $27.9 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected a reduction of $28.3 million resulting from the fiscal 2025 divestiture of the Company's interest in the SGK Business, partially offset by the inclusion of the Company's portion (40% ownership interest) of Propelis' adjusted EBITDA, which totaled $22.4 million in fiscal 2026. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information.

Interest expense for the first six months of fiscal 2026 was $24.7 million, compared to $31.5 million for the same period during the last fiscal year. The decrease in interest expense reflected lower average borrowing levels and lower average interest rates in the current fiscal year. During the second quarter of fiscal 2026, the Company recognized $16.3 million of debt extinguishment charges in connection with the redemption of the Company's 2027 Senior Secured Notes (see Liquidity and Capital Resources below). Other income (deductions), net, for the six months ended March 31, 2026 represented an increase in pre-tax income of $3.0 million, compared to an increase in pre-tax income of $2.5 million for the same period last year. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Fiscal 2026 other income (deductions), net included $2.5 million of paid-in-kind interest income related to the Company's preferred equity investment in Propelis. Fiscal 2025 other income (deductions), net included loss recoveries totaling $1.2 million which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first six months of fiscal 2026 represented an expense of $34.6 million, compared to a benefit of $5.1 million for the first six months of fiscal 2025. The difference between the Company’s consolidated income taxes for the first six months of fiscal 2026 compared to the same period for fiscal 2025 resulted from consolidated pre-tax income in fiscal 2026 compared to a consolidated pre-tax loss in fiscal 2025, and net discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, partially offset by other net discrete tax benefits. The Company’s fiscal 2026 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses and discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, partially offset by other net discrete tax benefits. The Company’s fiscal 2025 six month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, and other net discrete tax benefits.

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

The Company believes that adjusted EBITDA provides relevant and useful information, which is used by the Company’s management in assessing the performance of its business. Adjusted EBITDA is defined by the Company as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to management’s evaluation of its operating results. These items include stock-based compensation, the non-service portion of pension and postretirement expense, acquisition and divestiture costs, gains and losses on divestitures, ERP system integration costs, and strategic initiatives and other charges. In addition, adjusted EBITDA does not include depreciation, intangible amortization, interest expense and other items incurred by Propelis. Adjusted EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes, and the effects of certain acquisition and divestiture and ERP system integration costs, and items that do not reflect the ordinary earnings of the Company’s operations. This measure may be useful to an investor in evaluating operating performance. It is also useful as a financial measure for lenders and is used by the Company’s management to measure business performance. Adjusted EBITDA is not a measure of the Company's financial performance under GAAP and should not be considered as an alternative to net income or other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of the Company's liquidity. The Company's definition of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(Dollar amounts in thousands)
Net (loss) income	$(21,834)	$(8,916)	$21,795	$(12,388)
Income tax (benefit) provision	(6,217)	(2,728)	34,572	(5,086)
(Loss) income before income taxes	(28,051)	(11,644)	56,367	(17,474)
Propelis depreciation, amortization, interest and other items (1)	18,776	—	33,979	—
Interest expense, including RPA and factoring financing fees (2)	10,424	17,010	25,725	33,864
Loss on debt extinguishment	16,343	—	16,343	—
Depreciation and amortization *	11,508	18,231	24,204	40,735
Acquisition and divestiture related items (3)**	194	13,701	1,312	14,278
Strategic initiatives and other items (4)**†	6,394	5,373	21,644	5,988
(Gain) loss on divestitures, net	3,945	2,072	(109,264)	2,072
Highly inflationary accounting losses (primarily non-cash) (5)	—	520	16	711
Stock-based compensation	5,136	6,018	9,543	10,997
Non-service pension and postretirement expense (6)	75	133	113	266
Total Adjusted EBITDA	$44,744	$51,414	$79,982	$91,437

(1) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).

(2) Includes fees for receivables sold under the RPA and factoring arrangements totaling $382,000 and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, and $1.1 million and $2.3 million for the six months ended March 31, 2026 and 2025, respectively.

(3) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(4) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes legal costs related to an ongoing dispute with Tesla, which totaled $2.2 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, and $11.2 million and $8.6 million for the six months ended March 31, 2026 and 2025, respectively (see Note 18, "Legal Matters" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $4.5 million for the three months ended March 31, 2025 and $4.9 million for the six months ended March 31, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8.7 million for the six months ended March 31, 2025. Fiscal 2025 also includes loss recoveries totaling $1.2 million for the six months ended March 31, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $8.0 million and $7.2 million for the Memorialization segment, $3.0 million and $5.6 million for the Industrial Technologies segment, and $501,000 and $699,000 for Corporate and Non-Operating, for the three months ended March 31, 2026 and 2025, respectively. Depreciation and amortization was $16.2 million and $14.4 million for the Memorialization segment, $6.4 million and $11.3 million for the Industrial Technologies segment, $609,000 and $13.6 million for the Brand Solutions segment, and $1.0 million and $1.5 million for Corporate and Non-Operating, for the six months ended March 31, 2026 and 2025, respectively. Depreciation and amortization was $4.7 million for the Brand Solutions segment for the three months ended March 31, 2025.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $380,000 and $2.4 million for the Memorialization segment, $2.7 million and $192,000 for the Industrial Technologies segment, income of $91,000 and charges of $416,000 for the Brand Solutions segment, and $3.6 million and $16.1 million for Corporate and Non-Operating, for the three months ended March 31, 2026 and 2025, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $449,000 and $3.7 million for the Memorialization segment, $13.1 million and $4.3 million for the Industrial Technologies segment, $3.4 million and $1.1 million for the Brand Solutions segment, and $6.0 million and $11.1 million for Corporate and Non-Operating, for the six months ended March 31, 2026 and 2025, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $782,000 and income of $2.5 million for the three months ended March 31, 2026 and 2025, respectively, and expenses of $2.3 million and income of $1.3 million for the six months ended March 31, 2026 and 2025, respectively. Refer to Note 10, "Restructuring" in Item 1 - "Financial Statements and Supplementary Data" for further details.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $67.4 million for the first six months of fiscal 2026, compared to $18.7 million for the first six months of fiscal 2025. Operating cash flow for both periods principally included net income (loss) adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains (losses) on divestitures and sales of assets, and other non-cash adjustments, and changes in working capital items. Net changes in working capital items decreased operating cash flow by $38.0 million and $43.4 million in fiscal 2026 and fiscal 2025, respectively. The fiscal 2026 change in working capital principally reflected incentive compensation-related payments, a settlement payment related to a contractual licensing matter (see Legal Matters above), changes in contract assets and liabilities related to revenue recognized using the over time method, increased accrued income taxes primarily related to the warehouse automation divestiture (see Acquisitions and Divestitures below), and changes in other accounts.

Cash provided by investing activities was $239.7 million for the six months ended March 31, 2026, compared to cash used in investing activities of $3.9 million for the six months ended March 31, 2025.  Investing activities for the first six months of fiscal 2026 primarily reflected capital expenditures of $9.3 million, acquisitions, net of cash acquired, of $524,000, proceeds from sale of assets of $3.5 million, proceeds from sale of investments of $3.0 million, and proceeds from divestitures (net of divested cash) of $243.4 million.  Investing activities for the first six months of fiscal 2025 primarily reflected capital expenditures of $18.3 million, acquisitions, net of cash acquired, of $2.2 million, proceeds from sale of assets of $14.6 million, and proceeds from divestiture of $2.0 million.

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

Cash used in financing activities for the six months ended March 31, 2026 was $168.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $130.4 million, treasury stock purchases of $5.7 million, dividends of $17.5 million, payment of debt redemption premium of $12.9 million, and payment of debt issuance costs of $1.6 million. Cash provided by financing activities for the six months ended March 31, 2025 was $33.6 million, primarily reflecting proceeds, net of repayments, on long-term debt of $50.2 million, treasury stock purchases of $4.4 million, dividends of $17.0 million, proceeds from net investment hedge of $15.0 million, and $10.2 million of holdback and deferred purchase price payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in February 2026 and includes a $700.0 million secured revolving credit facility and a $150.0 million secured amortizing term loan. The term loan requires scheduled principal payments of $7.5 million per year, payable in quarterly installments. The balance of the revolving credit facility and the term loan are due on the maturity date of January 31, 2029, subject to the terms and conditions of the amended and restated facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under both the revolving credit facility and the term loan bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.50% at March 31, 2026) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of $1.6 million in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $4.6 million and $3.9 million at March 31, 2026 and September 30, 2025, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at March 31, 2026 and September 30, 2025 were $404.8 million and $384.2 million, respectively. Outstanding borrowings on the term loan at March 31, 2026 were $148.8 million. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at March 31, 2026 and 2025 was 4.18% and 4.29%, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company previously had $300.0 million aggregate principal amount of 8.625% senior secured second lien notes due October 1, 2027 (the "2027 Senior Secured Notes"). The 2027 Senior Secured Notes bore interest at a rate of 8.625% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year. The Company's obligations under the 2027 Senior Secured Notes were secured by a second priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company was subject to certain covenants and other restrictions including cross default provisions in connection with the 2027 Senior Secured Notes. The Company incurred direct financing fees and costs in connection with 2027 Senior Secured Notes. Unamortized costs related to the Company’s notes were $3.9 million at September 30, 2025. In January 2026, the Company redeemed all of the outstanding 2027 Senior Secured Notes for a redemption price of 104.313% of the outstanding principal amount of the 2027 Senior Secured Notes, plus accrued and unpaid interest on such notes as of the redemption date. The total amount paid to redeem the 2027 Senior Secured Notes was $320.9 million, which was primarily funded using proceeds from recent divestitures, and additional borrowings under the Company’s domestic credit facility. In connection with this redemption, the Company recognized debt extinguishment charges of $16.3 million during the second quarter of fiscal 2026, which included the write-off of the remaining unamortized direct financing costs of $3.4 million.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of March 31, 2026 and September 30, 2025, the amount sold to the Purchasers was $55.8 million and $65.6 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $66.3 million and $63.7 million as of March 31, 2026 and September 30, 2025, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
	(Dollar amounts in thousands)
Gross receivables sold	$79,656	$167,708
Cash collections reinvested	(89,456)	(164,908)
Net cash (reinvested) received	$(9,800)	$2,800

The Company, through a former U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at March 31, 2026. The principal amount of receivables sold under this arrangement was $38.8 million during the six months ended March 31, 2025. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. See Note 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements and Supplementary Data" for further information with respect to the sale of the Company's interest in the SGK Business.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4.6 million and $6.1 million at March 31, 2026 and September 30, 2025, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €6.0 million ($6.9 million). The facility also provides €14.0 million ($16.1 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €659,000 ($774,000) at September 30, 2025. There were no outstanding borrowings under the credit facility at March 31, 2026. The weighted-average interest rate on outstanding borrowings under this facility was 4.60% at March 31, 2025.

Other borrowings totaled $6.4 million and $7.2 million at March 31, 2026 and September 30, 2025, respectively. The weighted-average interest rate on these borrowings was 1.90% and 2.16% at March 31, 2026 and 2025, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	March 31, 2026	September 30, 2025
	(Dollar amounts in thousands)
Notional amount	$300,000	$225,000
Weighted-average maturity period (years)	1.9	2.7
Weighted-average received rate	3.66%	4.13%
Weighted-average pay rate	3.76%	3.80%

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

The fair value of the interest rate swaps reflected a net unrealized loss of $820,000 ($621,000 after tax) and $2.3 million ($1.8 million after tax) at March 31, 2026 and September 30, 2025, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $1.0 million ($757,000 after tax) and $1.6 million ($1.2 million after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of March 31, 2026 and September 30, 2025, respectively. Assuming market rates remain constant with the rates at March 31, 2026, a gain (net of tax) of approximately $392,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized Losses Recognized in AOCI
Swap Currencies	Maturity Date	March 31, 2026	September 30, 2025	March 31, 2026		September 30, 2025
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(7,929)		$(9,443)
USD/SEK	June 2026	20,000	20,000	(1,730)		(2,571)
USD/EUR	August 2026	25,000	25,000	(424)		(1,689)
		$126,392	$126,392	$(10,083)	(1)	$(13,703)	(1)
(1) Total unrealized gains (losses) are presented net of tax of $3,376 and $4,652 as of March 31, 2026 and September 30, 2025, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40.2 million at both March 31, 2026 and September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet.

The Company has a stock repurchase program, which is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 4,814,491 shares remained available for repurchase as of March 31, 2026. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2026.

On March 11, 2025, in connection with the filing of an automatic shelf registration statement on Form S-3 pursuant to which the Company re-registered 3,000,000 shares of Class A Common Stock, the Company entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") pursuant to which the Company may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock under the shelf registration. For the six months ended March 31, 2026, the Company did not sell any shares of its Class A Common Stock under its ATM Program. As of September 30, 2025, the Company had 1,250,000 shares remaining for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Consolidated working capital of the Company was $186.4 million at March 31, 2026, compared to $169.7 million at September 30, 2025.  Cash and cash equivalents were $36.1 million at March 31, 2026, compared to $32.4 million at September 30, 2025.  The Company's current ratio was 1.6 at March 31, 2026 and 1.5 at September 30, 2025, respectively. As of March 31, 2026 and September 30, 2025, the Company had net contract assets for projects recognized using the over time method totaling $98.5 million and $99.7 million, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at March 31, 2026 and September 30, 2025 predominantly related to ongoing projects with Tesla. Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at March 31, 2026, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2026 Remainder	2027 to 2028	2029 to 2030	After 2030
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$404,750	$—	$—	$404,750	$—
Secured term loan	150,000	1,875	15,000	133,125	—
Finance lease obligations (1)	20,812	4,319	12,758	3,677	58
Non-cancelable operating leases (1)	60,906	10,691	30,037	17,455	2,723
Cross-currency swaps	53,645	43,061	10,584	—	—
Other (2)	12,082	1,810	4,893	—	5,379
Total contractual cash obligations	$702,195	$61,756	$73,272	$559,007	$8,160
(1) Lease obligations have not been discounted to their present value.
(2) Includes $810 of severance and other employee termination benefit obligations, as well as $4,836 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of March 31, 2026, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.9 million. The timing of potential future

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the energy storage market trends. Sales within this segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Following the completion of this transaction, the SGK Business has been deconsolidated from the financial statements and is now accounted for as part of the Company's equity-method investment in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information. The underlying business performance for the Company's investment in Propelis will be influenced by global economic conditions, brand innovation, the level of marketing spending by the investee's clients, government regulation, currency fluctuations, and the ability of the investee to effectively integrate and achieve anticipated synergy benefits from the joint venture.

The Matthews Board of Directors has launched a comprehensive review of strategic alternatives for the Company’s entire portfolio of businesses, which was publicly announced in November 2024. The Board is dedicated to driving long-term value creation, and the strategic alternatives review process is a reflection of that commitment. In addition to the divestiture of the Company’s interest in the SGK Business, the Company also recently completed the divestitures of its warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses during the first quarter of fiscal 2026. The Company's strategic alternatives review to enhance shareholder value creation remains ongoing. The Company also initiated cost reduction programs during the fourth quarter of fiscal 2024, which were primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. The Company is reviewing further cost reduction actions for fiscal 2026.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended March 31, 2026. For additional information, see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Tesla initiated that arbitration on November 8, 2024. On February 13, 2026, the arbitrator entered an interim decision addressing liability on certain of Tesla’s claims, finding Tesla had established liability on only a limited subset of its claims. The amount of potential damages, if any, will be determined in future phases of the arbitration. The interim decision provided additional clarity regarding the Company’s ongoing dispute with Tesla and clarified the Company’s ownership of and rights in certain dry battery electrode (“DBE”) technology that the Company has been developing over the past two decades. The interim decision includes a narrow injunction preventing the Company from using certain parts in DBE machines. The Company already has approved replacement parts, and thus the injunction has not materially impeded its operations or sales. Tesla has moved to confirm the injunction before the United States District Court for the Northern District of California. The Company has opposed Tesla’s petition to confirm the injunction as premature and has in the alternative cross-moved for an order partially vacating the injunction. Additional phases of the arbitration remain pending.

In addition, on February 13, 2025, Tesla filed a separate complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also been compelled to confidential arbitration by the United States District Court for the Northern District of California. Tesla filed a confidential arbitration demand on February 10, 2026, which included the above-referenced claims as well as claims for trade secret misappropriation. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations as the confidential arbitration proceeds.

The Company is also defending an additional separate confidential arbitration demand, initiated by Tesla on September 8, 2025, which alleges claims for breach of express warranty, design defects in manufacturing, declaratory relief, and breach of contract. The arbitration demand seeks declaratory relief and actual damages, plus interest and costs. An estimate of the possible loss or range of loss related to the foregoing matters cannot be made at this time given the continued lack of specificity in the pending proceedings and/or the applicable pleadings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is also pursuing counterclaims against Tesla.

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

An estimate of the possible loss or range of loss related to the foregoing matters cannot be made at this time given the continued lack of specificity in the pending proceedings and/or the applicable pleadings. In light of the substantial harm caused to the Company by Tesla's actions, the Company is also pursuing counterclaims against Tesla.

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

Part II - Other Information, Continued
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

Geopolitical instability, labor unrest, and economic disruptions in certain foreign jurisdictions may indirectly affect the Company's operations. Although the Company does not have direct sales, operations, or customers in regions experiencing significant instability, such as Venezuela and the Middle East, recent labor strikes, political instability, including in Iran, and economic conditions in Venezuela may contribute to broader regional or global disruptions, including impacts on international trade relationships, energy markets, currency volatility, or global logistics networks. In addition, changes in diplomatic relationships, foreign policy positions, or international regulatory frameworks involving countries experiencing political or economic instability could result in new or expanded trade restrictions, sanctions, compliance obligations, or logistical challenges imposed by foreign governments, including the United States. Such developments could indirectly affect the availability or cost of certain inputs, transportation services, or third-party suppliers upon which the Company relies. While the Company believes its current supply chain and manufacturing operations are diversified and resilient, it cannot assure investors that future geopolitical developments will not result in increased costs, delays, or other adverse effects on its business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program, which is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 4,814,491 shares remained available for repurchase as of March 31, 2026. All purchases of the Company's Class A Common Stock during fiscal 2026 were part of this repurchase program.

The following table shows the monthly stock repurchase activity for the second quarter of fiscal 2026:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 2026	564	$25.10	564	4,836,880
February 2026	22,389	26.36	22,389	4,814,491
March 2026	—	—	—	4,814,491
Total	22,953	$26.33	22,953

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II - Other Information, Continued

Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Matthews International Corporation Amended and Restated Articles of Incorporation*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on February 19, 2026
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023
10.1
Agreement, dated January 15, 2026, by and among Matthews International Corporation, Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC, Barington Capital Group, L.P., Barington Companies Management, LLC, LNA Capital Corp. and James A. Mitarotonda*
Exhibit Number 10.1 to the Current Report on Form 8-K filed on January 15, 2026
	10.2	Eighth Amendment to Third Amended and Restated Loan Agreement*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 17, 2026
	10.3a	Matthews International Corporation Second Amended and Restated 2019 Director Fee Plan*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on February 19, 2026
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Daniel E. Stopar	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel E. Stopar	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Incorporated by reference
a	Represents a management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	May 1, 2026	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	May 1, 2026	By: /s/ Daniel E. Stopar
Daniel E. Stopar, Chief Financial Officer
and Treasurer