Form 10-Q
period 2026-06-30
MATTHEWS INTERNATIONAL CORP
filed 2026-08-07
CIK 63296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
____________________________________________________________
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Yes ☐ No ☒

As of June 30, 2026, shares of common stock outstanding were: Class A Common Stock 31,213,173 shares.

PART I ‑ FINANCIAL INFORMATION
Item 1.   Financial Statements

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollar amounts in thousands)

	June 30, 2026		September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents		$37,602		$32,433
Accounts receivable, net		105,755		132,940
Inventories, net		203,430		202,827
Contract assets		101,134		107,147
Other current assets		36,554		44,821
Total current assets		484,475		520,168

Investments		246,500		288,637
Property, plant and equipment, net		176,221		224,575
Operating lease right-of-use assets		58,958		51,610
Deferred income taxes		6,624		6,435
Goodwill		438,824		487,561
Other intangible assets, net		89,476		105,958
Other non-current assets		4,438		9,498

Total assets		$1,505,516		$1,694,442

LIABILITIES
Current liabilities:
Long-term debt, current maturities		$7,812		$7,230
Current portion of operating lease liabilities		15,095		17,186
Trade accounts payable		91,692		98,462
Accrued rebates		15,823		18,185
Accrued compensation		33,050		36,408
Accrued income taxes		4,326		9,293
Contract liabilities		3,079		7,447
Other current liabilities		105,014		156,269
Total current liabilities		275,891		350,480

Long-term debt		559,451		703,602
Operating lease liabilities		45,795		36,099
Deferred income taxes		86,023		55,967
Other non-current liabilities		52,388		67,352
Total liabilities		1,019,548		1,213,500

SHAREHOLDERS' EQUITY
Shareholders' equity-Matthews:
Common stock	$36,334		$36,334
Additional paid-in capital	146,998		154,617
Retained earnings	537,841		565,278
Accumulated other comprehensive loss	(55,082)		(78,010)
Treasury stock, at cost	(180,123)		(197,277)
Total shareholders' equity		485,968		480,942

Total liabilities and shareholders' equity		$1,505,516		$1,694,442

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Sales	$246,016	$349,377	$789,398	$1,178,848
Cost of sales	(157,824)	(227,421)	(499,549)	(787,088)

Gross profit	88,192	121,956	289,849	391,760

Selling expense	(30,052)	(16,058)	(87,290)	(87,887)
Administrative expense	(69,092)	(84,336)	(222,786)	(255,729)
Intangible amortization	(2,503)	(3,474)	(8,143)	(16,362)
Gain on divestitures, net	234	57,103	109,498	55,031

Operating (loss) profit	(13,221)	75,191	81,128	86,813

Interest expense	(10,420)	(15,830)	(35,095)	(47,377)
Loss on debt extinguishment	—	—	(16,343)	—
Other income (deductions), net	(2)	(497)	3,034	1,954

(Loss) income before income taxes	(23,643)	58,864	32,724	41,390

Income tax provision	(46)	(43,477)	(34,618)	(38,391)

Net (loss) income	$(23,689)	$15,387	$(1,894)	$2,999

(Loss) earnings per share:
Basic	$(0.75)	$0.50	$(0.06)	$0.10

Diluted	$(0.75)	$0.49	$(0.06)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,
	2026	2025

Net (loss) income:	$(23,689)	$15,387
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(665)	98,801
Pension plans and other postretirement benefits	(217)	44
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	990	(1,195)
Net amount reclassified to earnings	56	(204)
Net change in unrecognized gain (loss) on cash flow hedges	1,046	(1,399)
OCI, net of tax	164	97,446
Comprehensive (loss) income	$(23,525)	$112,833

	Nine Months Ended June 30,
	2026	2025

Net (loss) income:	$(1,894)	$2,999
OCI, net of tax:
Foreign currency translation adjustment	23,005	92,542
Pension plans and other postretirement benefits	(1,812)	(378)
Unrecognized gain (loss) on cash flow hedges:
Net change from periodic revaluation	1,811	(408)
Net amount reclassified to earnings	(76)	(742)
Net change in unrecognized gain (loss) on cash flow hedges	1,735	(1,150)
OCI, net of tax	22,928	91,014
Comprehensive income	$21,034	$94,013
The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the three and nine months ended June 30, 2026 and 2025 (Unaudited)
(Dollar amounts in thousands, except per share data)

	Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, September 30, 2025	$36,334	$154,617	$565,278	$(78,010)	$(197,277)	$480,942
Net income	—	—	43,629	—	—	43,629
Minimum pension liability	—	—	—	(1,337)	—	(1,337)
Translation adjustment	—	—	—	29,339	—	29,339
Fair value of cash flow hedges	—	—	—	(196)	—	(196)
Total comprehensive income						71,435
Stock-based compensation	—	4,407	—	—	—	4,407
Purchase of 206,123 shares of treasury stock	—	—	—	—	(5,163)	(5,163)
Issuance of 536,360 shares of treasury stock	—	(19,045)	—	—	19,045	—
Dividends	—	—	(8,405)	—	—	(8,405)
Balance, December 31, 2025	$36,334	$139,979	$600,502	$(50,204)	$(183,395)	$543,216
Net loss	—	—	(21,834)	—	—	(21,834)
Minimum pension liability	—	—	—	(258)	—	(258)
Translation adjustment	—	—	—	(5,669)	—	(5,669)
Fair value of cash flow hedges	—	—	—	885	—	885
Total comprehensive loss						(26,876)
Stock-based compensation	—	5,136	—	—	—	5,136
Purchase of 22,953 shares of treasury stock	—	—	—	—	(535)	(535)
Issuance of 99,310 shares of treasury stock	—	(3,426)	—	—	3,426	—
Dividends	—	—	(8,722)	—	—	(8,722)
Balance, March 31, 2026	$36,334	$141,689	$569,946	$(55,246)	$(180,504)	$512,219
Net loss	—	—	(23,689)	—	—	(23,689)
Minimum pension liability	—	—	—	(217)	—	(217)
Translation adjustment	—	—	—	(665)	—	(665)
Fair value of cash flow hedges	—	—	—	1,046	—	1,046
Total comprehensive loss						(23,525)
Stock-based compensation	—	5,054	—	—	—	5,054
Purchase of 404 shares of treasury stock	—	—	—	—	(79)	(79)
Issuance of 11,139 shares of treasury stock	—	255	—	—	460	715
Dividends	—	—	(8,416)	—	—	(8,416)
Balance, June 30, 2026	$36,334	$146,998	$537,841	$(55,082)	$(180,123)	$485,968

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, Continued
for the three and nine months ended June 30, 2026 and 2025 (Unaudited)
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

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,894)	$2,999
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	35,858	56,571
Stock-based compensation expense	14,597	19,838
Deferred tax expense	1,765	15,852
Gain on sale of assets, net	(883)	(10,062)
Gain on divestitures, net	(109,498)	(55,031)
Loss on debt extinguishment	16,343	—
Equity and other investment losses	13,597	—
Changes in working capital items	(46,142)	(50,559)
Decrease in other non-current assets	15,745	12,881
Decrease in other non-current liabilities	(12,568)	(15,512)
Other operating activities, net	3,533	(10,858)

Net cash used in operating activities	(69,547)	(33,881)

Cash flows from investing activities:
Capital expenditures	(13,323)	(26,390)
Acquisitions, net of cash acquired	(524)	(57,842)
Proceeds from sale of assets	10,061	14,927
Proceeds from sale of investments	28,000	—
Proceeds from divestitures	243,647	230,053
Investments and advances	—	(7,436)
Other investing activities, net	(420)	(63)

Net cash provided by investing activities	267,441	153,249

Cash flows from financing activities:
Proceeds from long-term debt	1,074,254	928,355
Payments on long-term debt	(1,220,679)	(998,647)
Purchases of treasury stock	(5,777)	(12,122)
Dividends	(25,561)	(24,740)
Proceeds from net investment hedges	—	14,990
Payments on net investment hedges	—	(37,092)
Acquisition holdback and deferred purchase price payments	(225)	(10,184)
Payment of debt redemption premium	(12,939)	—
Payment of debt issuance costs	(1,576)	—

Net cash used in financing activities	(192,503)	(139,440)

Effect of exchange rate changes on cash	(222)	(361)

Net change in cash and cash equivalents	5,169	(20,433)
Cash and cash equivalents at beginning of year	32,433	40,816
Cash and cash equivalents at end of period	$37,602	$20,383

The accompanying notes are an integral part of these consolidated financial statements.

MATTHEWS INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2026
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

As of June 30, 2026, the Company had facilities in North America, Europe, Asia, Australia, and Central America.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information for commercial and industrial companies and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The consolidated financial statements include all domestic and foreign subsidiaries in which the Company maintains an ownership interest and has operating control and any variable interest entities for which the Company is the primary beneficiary.  Investments in certain companies over which the Company has the ability to exert significant influence, but not control the financial and operating decisions, are accounted for as equity method investments. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. All intercompany accounts and transactions have been eliminated. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and since May 1, 2025, the Company's interest in such business has been accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company's financial statements. Consequently, for the three months ended June 30, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from January 2026 through March 2026. For the nine months ended June 30, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from July 2025 through March 2026. See Note 7, "Investments" for further information with respect to the equity-method investment in Propelis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 2.   Basis of Presentation (continued)

The Company applies highly inflationary accounting for subsidiaries when the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Company applied highly inflationary accounting to its Turkish subsidiaries effective April 1, 2022 and through December 2025, at which time these subsidiaries were divested. Under highly inflationary accounting, the financial statements of these subsidiaries were remeasured into the Company's reporting currency (U.S. dollar) and exchange gains and losses from the remeasurement of monetary assets and liabilities were reflected in current earnings, rather than accumulated other comprehensive loss on the Consolidated Balance Sheets. As of September 30, 2025, the Company had net monetary assets related to its Turkish subsidiaries of $2,109. Exchange losses related to highly inflationary accounting totaled $16 for the nine months ended June 30, 2026, and $325 and $1,036 for the three and nine months ended June 30, 2025, respectively. Such amounts were included in the Consolidated Statements of Income within other income (deductions), net.

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

Note 3.   Revenue Recognition

The Company disaggregates revenue from contracts with customers by geography, as it believes geographic regions best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated sales by segment and region for the three and nine months ended June 30, 2026 and 2025 were as follows:

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$198,975	$194,959	$14,972	$32,886	$—	$24,996	$213,947	$252,841
Central / South America (1)	—	—	—	—	—	451	—	451
Europe	5,698	5,717	21,286	53,372	—	24,303	26,984	83,392
Australia	3,387	3,052	—	—	—	713	3,387	3,765
Asia	—	—	1,698	1,643	—	7,285	1,698	8,928
Total Sales	$208,060	$203,728	$37,956	$87,901	$—	$57,748	$246,016	$349,377

	Memorialization		Industrial Technologies		Brand Solutions		Consolidated
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
North America	$599,933	$573,335	$58,018	$95,196	$—	$159,175	$657,951	$827,706
Central / South America (1)	—	—	—	—	—	3,089	—	3,089
Europe	17,864	17,674	87,542	149,758	6,904	124,120	112,310	291,552
Australia	9,695	8,825	—	—	—	5,318	9,695	14,143
Asia	—	—	4,773	4,315	4,669	38,043	9,442	42,358
Total Sales	$627,492	$599,834	$150,333	$249,269	$11,573	$329,745	$789,398	$1,178,848
(1) Following the contribution of the SGK Business to Propelis in the third quarter of fiscal 2025, the Company no longer had operations in South America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 3.   Revenue Recognition (continued)

Revenue recognized using the over time method accounted for approximately 5% and 14% of revenue for the three months ended June 30, 2026 and 2025, respectively and 6% and 13% of revenue for the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and September 30, 2025, the Company had net contract assets for projects recognized using the over time method totaling $98,055 and $99,700, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at June 30, 2026 and September 30, 2025 predominantly related to ongoing projects with Tesla, Inc. ("Tesla"). Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

Note 4.   Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level fair value hierarchy is used to prioritize the inputs used in valuations, as defined below:

Level 1:	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.
The fair values of the Company's assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2026				September 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,137	$—	$1,137	$—	$39	$—	$39
Equity and fixed income mutual funds	—	—	—	—	—	859	—	859
Life insurance policies	—	4,787	—	4,787	—	5,239	—	5,239
Total assets at fair value	$—	$5,924	$—	$5,924	$—	$6,137	$—	$6,137

Liabilities:
Derivatives (1) (2)	$—	$32,629	$—	$32,629	$—	$60,918	$—	$60,918
Total liabilities at fair value	$—	$32,629	$—	$32,629	$—	$60,918	$—	$60,918
(1) Interest rate swaps and cross currency swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.
(2) Derivative amounts at June 30, 2026 and September 30, 2025 reflect $22,770 and $40,186, respectively, of partial advance payments received from the counterparties to certain cross-currency swaps, respectively. See Note 9, "Derivatives and Hedging Activities" for further details.

The carrying values for other financial assets and liabilities approximated fair value at June 30, 2026 and September 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 5.   Allowance for Credit Losses

The following table summarizes the activity for the accounts receivable allowance for credit losses for the nine months ended June 30, 2026 and 2025.

	Nine Months Ended June 30,
	2026	2025
Balance at beginning of period	$13,481	$12,055
Charged to expense	34	3,399
Deductions(1)	(1,310)	(3,536)
Balance at end of period	$12,205	$11,918
(1) Amounts determined not to be collectible (including direct write-offs), net of recoveries. Fiscal 2025 amounts include $582 related to the divestiture of the Company's interest in the SGK Business.

Note 6.   Inventories

Inventories consisted of the following:

	June 30, 2026	September 30, 2025
Raw materials	$57,655	$60,585
Work in process	50,074	56,397
Finished goods	95,701	85,845
	$203,430	$202,827

Note 7.     Investments

Non-current investments consisted of the following:

	June 30, 2026	September 30, 2025
Equity and fixed income mutual funds	$—	$859
Life insurance policies	4,787	5,239
Equity-method investments	196,884	214,133
Preferred equity investment	27,513	52,086
Other (primarily cost-method) investments	17,316	16,320
	$246,500	$288,637

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for consideration which included 40% of the common equity of Propelis and a $50,000 preferred equity investment in Propelis. The Company initially recognized these investments at fair value, which totaled $263,000 ($213,000 equity-method and $50,000 preferred equity investment). The Company will subsequently adjust the carrying amount of its equity-method investment for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. As of June 30, 2026, the Company has redeemed $28,000 of it's preferred equity investment in Propelis.

The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, for the three months ended June 30, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from January 2026 through March 2026. For the nine months ended June 30, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from July 2025 through March 2026. For the three and nine months ended June 30, 2026, the Company recognized $5,668 and $17,249, respectively, of equity-method losses for its equity-method investment in Propelis, which has been recorded as a component of administrative expense. Due to the three-month lag reporting, no equity method income or loss was recorded for the three and nine month periods ended June 30, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 7.     Investments (continued)

Equity-method losses for the three and nine months ended June 30, 2026 included $4,476 and $13,674 of losses, respectively, representing the Company's portion of the investee's losses, and $1,192 and $3,575 of additional expense, respectively, reflecting the amortization of the Company's portion of the basis difference of the amortizable assets contributed from SGS & Co. ("SGS") to Propelis. The Company also recognized $919 and $3,427, respectively, of paid-in-kind interest income for the three and nine months ended June 30, 2026, related to the Company's preferred equity investment in Propelis, which was included as a component of other income (deductions), net.

The following table presents summarized financial information for Propelis:

July 1, 2025 - March 31, 2026 (1)
(unaudited)
Sales	$751,979
Gross profit	189,204
Operating loss	(3,097)
Net loss	(34,185)
Net loss attributable to Propelis	(20,511)
(1) The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag. The summarized financial information for Propelis has been presented for the months from July 2025 through March 2026 to coincide with the amounts reflected in the Company's consolidated financial statements.

Note 8.   Debt and Financing Arrangements

Long-term debt at June 30, 2026 and September 30, 2025 consisted of the following:

	June 30, 2026	September 30, 2025
Revolving credit facilities	$404,640	$385,007
Secured term loan	134,912	—
2027 Senior Secured Notes	—	296,110
Other borrowings	7,657	7,151
Finance lease obligations	20,054	22,564
Total debt	567,263	710,832
Less current maturities	(7,812)	(7,230)
Long-term debt	$559,451	$703,602
The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in February 2026 and includes a $700,000 secured revolving credit facility and a $150,000 secured amortizing term loan. The term loan requires scheduled principal payments of $7,500 per year, payable in quarterly installments. The balance of the revolving credit facility and the term loan are due on the maturity date of January 31, 2029, subject to the terms and conditions of the amended and restated facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350,000) can be drawn in foreign currencies. Borrowings under both the revolving credit facility and the term loan bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.75% at June 30, 2026) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of $1,576 in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $4,169 and $3,918 at June 30, 2026 and September 30, 2025, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Debt and Financing Arrangements (continued)

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55,000) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2026 and September 30, 2025 were $404,640 and $384,233, respectively. Outstanding borrowings on the term loan at June 30, 2026 were $134,912. The weighted-average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at June 30, 2026 and 2025 was 5.37% and 5.13%, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2026 and September 30, 2025, the amount sold to the Purchasers was $52,100 and $65,600, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $63,458 and $63,720 as of June 30, 2026 and September 30, 2025, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Gross receivables sold	$121,229	$231,588
Cash collections reinvested	(134,729)	(242,288)
Net cash reinvested	$(13,500)	$(10,700)

The Company, through a former U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at June 30, 2026. The principal amount of receivables sold under this arrangement was $45,813 during the nine months ended June 30, 2025. The discounts on the trade receivables sold are included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 8.   Debt and Financing Arrangements (continued)

within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. See Note 16, "Acquisitions and Divestitures" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4,550 and $6,136 at June 30, 2026 and September 30, 2025, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €2.0 million ($2,282). The facility also provides €14.0 million ($15,972) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €659,000 ($774) at September 30, 2025. There were no outstanding borrowings under the credit facility at June 30, 2026. The weighted-average interest rate on outstanding borrowings under this facility was 4.16% at June 30, 2025.

Other borrowings totaled $7,657 and $7,151 at June 30, 2026 and September 30, 2025, respectively. The weighted-average interest rate on all other borrowings was 2.39% and 3.42% at June 30, 2026 and 2025, respectively.

As of June 30, 2026 and September 30, 2025, the fair value of the Company's long-term debt, including current maturities, which is classified as Level 2 in the fair value hierarchy, approximated the carrying value included in the Consolidated Balance Sheets. The Company was in compliance with all of its debt covenants as of June 30, 2026.

The Company maintains an At-The-Market equity offering program ("ATM Program") pursuant to which it may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock. No shares were sold under the ATM Program during the nine months ended June 30, 2026. As of June 30, 2026, 1,250,000 shares remained available for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Note 9.   Derivatives and Hedging Activities

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. At June 30, 2026 and September 30, 2025, derivative instruments were reflected on a gross-basis in the Consolidated Balance Sheets as follows:

Derivatives:	June 30, 2026		September 30, 2025
	Interest Rate Swaps	Cross-Currency Swaps	Interest Rate Swaps	Cross-Currency Swaps
Current assets:
Other current assets	$609	$—	$15	$—
Long-term assets:
Other non-current assets	528	—	24	—
Current liabilities:
Other current liabilities	(230)	(22,608)	(973)	(45,914)
Long-term liabilities:
Other non-current liabilities	(70)	(9,721)	(1,404)	(12,627)
Total derivatives(1)	$837	$(32,329)	$(2,338)	$(58,541)
(1) Cross-currency swap amounts at June 30, 2026 and September 30, 2025 reflect $22,770 and $40,186 of partial advance payments received from the counterparties to certain swap contracts, respectively (see below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 9.   Derivatives and Hedging Activities (continued)

The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2026	September 30, 2025
Notional amount	$300,000	$225,000
Weighted-average maturity period (years)	1.6	2.7
Weighted-average received rate	3.66%	4.13%
Weighted-average pay rate	3.76%	3.80%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $837 ($627 after tax) and a net unrealized loss of $2,338 ($1,752 after tax) at June 30, 2026 and September 30, 2025, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $750 ($555 after tax) and $1,605 ($1,199 after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of June 30, 2026 and September 30, 2025, respectively. Assuming market rates remain constant with the rates at June 30, 2026, a gain (net of tax) of approximately $845 included in AOCI is expected to be recognized in earnings over the next twelve months.

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized (Loss) Gain Recognized in AOCI
Swap Currencies	Maturity Date	June 30, 2026	September 30, 2025	June 30, 2026		September 30, 2025
USD/EUR	September 2027	$81,392	$81,392	$(7,282)		$(9,443)
USD/SEK	June 2026	—	20,000	—		(2,571)
USD/EUR	August 2026	25,000	25,000	121		(1,689)
		$106,392	$126,392	$(7,161)	(1)	$(13,703)	(1)
(1) Total unrealized net losses are presented net of tax of $2,398 and $4,652 as of June 30, 2026 and September 30, 2025, respectively.

On June 25, 2026, the SEK cross currency swap matured and payment of $21,478 was made on July 1, 2026 by the Company. The swap represented a partial advance payment, as discussed below, and was included in other current liabilities on the Consolidated Balance Sheet.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40,186 at both June 30, 2026 and September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet.

Refer to Note 13, "Accumulated Other Comprehensive Income" for further details regarding amounts recorded in AOCI and the Consolidated Statements of Income (Loss) related to derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 10. Restructuring

During the fourth quarter of fiscal 2024, the Company initiated restructuring programs focused primarily on the Company's engineering and tooling operations in Europe, and certain of the Company's general and administrative functions. Total estimated restructuring costs for these programs are currently expected to be approximately $42,000, of which $39,500 relates to severance and employee termination benefits, and $2,500 relates to other exit and disposal activities. These restructuring activities are expected to be completed in fiscal 2026. During the third quarter of fiscal 2026, the Company initiated another restructuring program focused on the Company's engineering operations in Europe. The restructuring costs for the current program are estimated to be approximately $10,000 related to severance and employee termination benefits. This program is expected to be completed in fiscal 2027.

The following table sets forth amounts recognized by the Company in connection with its restructuring programs:

Restructuring amounts by line item in the Statement of Income (a)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$(4,593)	$(2,112)	$(6,306)	$203
Selling expense	(426)	(4)	(426)	(57)
Administrative expense	(1,703)	(322)	(2,295)	(1,279)
Income (loss) before income taxes	$(6,722)	$(2,438)	$(9,027)	$(1,133)
(a) Positive amounts represent income and negative amounts represent expense.

The costs associated with the Company's restructuring programs principally relate to severance and employee termination benefits. The following table provides a summary of the severance and employee termination restructuring activities for the nine-month period ended June 30, 2026.

	Severance and Employee Termination Restructuring Activities
	Memorialization	Industrial Technologies	Brand Solutions	Corporate/Non-Operating	Consolidated
Liability at September 30, 2025	$2	$942	$—	$219	$1,163
Amounts charged (credited) to expense	—	7,032	—	—	7,032
Net cash payments	—	(1,897)	—	(136)	(2,033)
Other adjustments(1)	(2)	(35)	—	(83)	(120)
Liability at June 30, 2026	$—	$6,042	$—	$—	$6,042

Cumulative severance and employee termination costs incurred to date(2)	$181	$39,108	$1,720	$4,441	$45,450
(1) Other adjustments primarily reflects reclassifications of certain balance sheet amounts.
(2) Substantially all estimated severance and employee termination costs related to the 2024 restructuring programs have been recognized. The Company's 2026 restructuring program is ongoing, and the remaining severance and employee termination costs are expected to be recognized through fiscal 2027.

The severance and employee termination liability is included in accrued compensation in the accompanying Consolidated Balance Sheets. The restructuring programs initiated in fiscal 2024 that were focused primarily on the Company's engineering and tooling operations in Europe, and certain of the Company's general and administrative functions have been substantially completed. On July 30, 2026, the Company received a refund of $1,730 in connection with the finalization of estimated severance and employee termination benefits specific to it's fiscal 2024 restructuring program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 11.   Share-Based Payments

The Company maintains an equity incentive plan (as amended and restated, the "2017 Equity Incentive Plan") that provides for grants of stock options, restricted shares, restricted share units ("RSUs"), stock-based performance units and certain other types of stock-based awards. Under the 2017 Equity Incentive Plan, which has a ten-year term from the date the Company's Board of Directors (the "Board") approved of the second amendment and restatement of the 2017 Equity Incentive Plan, the maximum number of shares available for grants or awards is an aggregate of 4,950,000 (subject to adjustment upon certain events such as stock dividends or stock splits), following the approval by shareholders of the adoption of the Second Amended and Restated 2017 Equity Incentive Plan at the Company's 2025 Annual Shareholder Meeting. At June 30, 2026, 2,494,305 shares have been issued under the 2017 Equity Incentive Plan. 1,807,405 time-based RSUs, 2,241,872 performance-based RSUs, and 75,000 stock options have been granted under the 2017 Equity Incentive Plan. 1,600,497 of these share-based awards are outstanding as of June 30, 2026.  The 2017 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The number of shares issued under performance-based RSUs may be up to 200% of the number of performance-based RSUs, based on the satisfaction of specific criteria established by the plan administrator.

For the three-month periods ended June 30, 2026 and 2025, stock-based compensation cost totaled $5,054 and $8,841, respectively. For the nine-month periods ended June 30, 2026 and 2025, stock based compensation totaled $14,597 and $19,838, respectively. The associated future income tax benefit recognized for stock-based compensation was $1,268 and $2,233 for the three-month periods ended June 30, 2026 and 2025, respectively, and $3,201 and $4,572 for the nine-month periods ended June 30, 2026 and 2025, respectively.

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

The transactions for RSUs for the nine months ended June 30, 2026 were as follows:

	RSUs	Weighted- average Grant-date Fair Value
Non-vested at September 30, 2025	1,648,145	$30.22
Granted	566,980	27.63
Vested	(555,998)	28.18
Expired or forfeited	(58,630)	30.64
Non-vested at June 30, 2026	1,600,497	$30.00

As of June 30, 2026, the total unrecognized compensation cost related to all unvested stock-based awards was $15,174 and is expected to be recognized over a weighted average period of 1.8 years.

The fair value of certain RSUs that are subject to performance conditions are estimated on the date of grant using a binomial lattice valuation model. The following table indicates the assumptions used in estimating the fair value of certain stock-based awards granted or modified during the nine-month period ended June 30, 2026.

Nine Months Ended June 30, 2026
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 11.   Share-Based Payments (continued)

Expected volatilities are based on the historical volatility of the Company's stock price. The expected term for grants in the nine months ended June 30, 2026 represents an estimate of the average period of time for RSUs to vest.

The Company maintains the Second Amended and Restated 2019 Director Fee Plan, the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan (collectively, the "Director Fee Plans").  There will be no further fees or share-based awards granted under the Amended and Restated 2014 Director Fee Plan and the 1994 Director Fee Plan.  Under the Second Amended and Restated 2019 Director Fee Plan, non-employee directors (except for the Chairman of the Board) each receive, as an annual retainer fee for fiscal 2026, either cash or shares of the Company's Class A Common Stock with a value equal to $90.  The annual retainer fee for fiscal 2026 paid to the non-employee Chairman of the Board under the Second Amended and Restated 2019 Director Fee Plan is $210.  Where the annual retainer fee is provided in shares, each director may elect to be paid these shares on a current basis or have such shares credited to a deferred stock account as phantom stock, with such shares to be paid to the director subsequent to leaving the Board.  The total number of shares of stock that have been authorized to be issued under the Second Amended and Restated 2019 Director Fee Plan or credited to a deferred stock compensation account for subsequent issuance is 550,000 shares of Class A Common Stock (subject to adjustment upon certain events such as stock dividends or stock splits), following the approval by shareholders of the adoption of the Second Amended and Restated 2019 Director Fee Plan at the Company's 2026 Annual Shareholder Meeting. The value of deferred shares is recorded in other non-current liabilities.  A total of 64,381 shares and share units had been deferred under the Director Fee Plans as of June 30, 2026.  Additionally, non-employee directors each receive an annual stock-based grant (non-statutory stock options, stock appreciation rights and/or restricted shares or units) with a value of $140 for fiscal 2026.  As of June 30, 2026, 489,744 restricted shares and RSUs have been granted under the Director Fee Plans, 316,515 of which were issued under the 2019 Director Fee Plan.  106,056 RSUs are unvested at June 30, 2026 under the Director Fee Plans.

Note 12.   Earnings Per Share

The information used to compute (loss) earnings per share attributable to Matthews' common shareholders was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(23,689)	$15,387	$(1,894)	$2,999
Weighted-average shares outstanding (in thousands):
Basic shares	31,438	31,065	31,353	31,083
Effect of dilutive securities	—	360	—	325
Diluted shares	31,438	31,425	31,353	31,408

Dividends declared per common share	$0.255	$0.25	$0.765	$0.75

Anti-dilutive securities excluded from the dilutive calculation were insignificant for applicable periods. During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 13.   Accumulated Other Comprehensive Income

The changes in AOCI by component, net of tax, for the three-month periods ended June 30, 2026 and 2025 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2026	$5,945		$(61,327)	$136		$(55,246)
OCI before reclassification	(27)		(648)	990		315
Amounts reclassified from AOCI	(190)	(a)	(17)	56	(b)	(151)
Net current-period OCI	(217)		(665)	1,046		164
Balance, June 30, 2026	$5,728		$(61,992)	$1,182		$(55,082)

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, March 31, 2025	$4,533		$(180,882)	$1,175		$(175,174)
OCI before reclassification	208		6,264	(1,195)		5,277
Amounts reclassified from AOCI	(164)	(a)	92,537	(204)	(b)	92,169
Net current-period OCI	44		98,801	(1,399)		97,446
Balance, June 30, 2025	$4,577		$(82,081)	$(224)		$(77,728)
Attributable to noncontrolling interest:
Balance, March 31, 2025	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2025	$—		$289	$—		$289
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Accumulated Other Comprehensive Income (continued)

The changes in AOCI by component, net of tax, for the nine-month periods ended June 30, 2026 and 2025 were as follows:

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2025	$7,540		$(84,997)	$(553)		$(78,010)
OCI before reclassification	(108)		3,864	1,811		5,567
Amounts reclassified from AOCI	(1,704)	(a)	19,141	(76)	(b)	17,361
Net current-period OCI	(1,812)		23,005	1,735		22,928
Balance, June 30, 2026	$5,728		$(61,992)	$1,182		$(55,082)

	Post-retirement benefit plans		Currency translation adjustment	Cash Flow Hedges		Total
Attributable to Matthews:
Balance, September 30, 2024	$4,955		$(174,623)	$926		$(168,742)
OCI before reclassification	125		(6,343)	(408)		(6,626)
Amounts reclassified from AOCI	(503)	(a)	98,885	(742)	(b)	97,640
Net current-period OCI	(378)		92,542	(1,150)		91,014
Balance, June 30, 2025	$4,577		$(82,081)	$(224)		$(77,728)
Attributable to noncontrolling interest:
Balance, September 30, 2024	$—		$289	$—		$289
OCI before reclassification	—		—	—		—
Net current-period OCI	—		—	—		—
Balance, June 30, 2025	$—		$289	$—		$289
(a) Amounts were included in net periodic benefit cost for pension and other postretirement benefit plans.
(b) Amounts were included in interest expense in the periods in which the hedged item affected earnings (see Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 13.   Accumulated Other Comprehensive Income (continued)

Reclassifications out of AOCI for the three and nine-month periods ended June 30, 2026 and 2025 were as follows:

	Amount reclassified from AOCI
Details about AOCI Components	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026	Affected line item in the Financial Statements

Postretirement benefit plans
Prior service credit (a)	$57	$172
Actuarial losses	196	587	Other income (deductions), net
	253	759	Income before income tax (b)
	(63)	(191)	Income taxes
	$190	$568	Net income
Derivatives
Cash flow hedges	$(75)	$101	Interest expense
Net investment hedges	23	(441)	Interest expense
	(52)	(340)	Income before income tax (b)
	13	85	Income taxes
	$(39)	$(255)	Net income
Other
Divestitures	$—	$(17,674)	Gain on divestitures, net

Details about AOCI Components	Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025	Affected line item in the Statement of income

Postretirement benefit plans
Prior service credit (a)	$90	$270
Actuarial losses	129	403	Other income (deductions), net
	219	673	Income before income tax (b)
	(55)	(170)	Income taxes
	$164	$503	Net income
Derivatives
Cash flow hedges	$273	$993	Interest expense
Net investment hedges	191	847	Interest expense
	464	1,840	Income before income tax (b)
	(116)	(458)	Income taxes
	$348	$1,382	Net income
Other
Sale of SGK Business	$(92,681)	$(92,681)	Gain on divestitures, net
Divestitures	—	(6,844)	Other current liabilities(c)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)

Note 14.   Income Taxes

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2026 represented an expense of $34,618, compared to $38,391 for the first nine months of fiscal 2025. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2026 compared to the same period for fiscal 2025 resulted from lower consolidated pre-tax income in fiscal 2026 compared to fiscal 2025, less discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses compared to the fiscal 2025 SGK Business divestiture, and other fiscal 2025 net discrete tax benefit exceeding other fiscal 2026 net discrete tax benefit. The Company’s fiscal 2026 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, discrete tax benefit related to investment related items, net discrete tax expense related to the completion of prior year tax returns, and discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses. The Company’s fiscal 2025 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, discrete tax related to the sale of the Company's interest in the SGK Business, and other net discrete tax benefits.

The Company had unrecognized tax benefits (excluding penalties and interest) of $2,915 and $2,972 on June 30, 2026 and September 30, 2025, respectively, which would impact the annual effective rate at June 30, 2026 and September 30, 2025, respectively. It is reasonably possible that the amount of unrecognized tax benefits could decrease by approximately $316 in the next 12 months primarily due to the completion of audits and the expiration of the statute of limitations.

The Company classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. Total penalties and interest accrued were $293 and $241 at June 30, 2026 and September 30, 2025, respectively. These accruals may potentially be applicable in the event of an unfavorable outcome of uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions that were effective in 2025, and others implemented through 2027. The Company has evaluated the impact of the OBBBA, and does not expect the provisions of the new legislation will have a material impact on the Company's consolidated financial statements. The provisions of the legislation have had a favorable impact on fiscal 2026 cash tax payments.

The Company is currently under examination in several tax jurisdictions and remains subject to examination until the statute of limitations expires for those tax jurisdictions. As of June 30, 2026, the tax years that remain subject to examination by major jurisdictions generally are:

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

On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and since May 1, 2025, the Company's interest in such business has been accounted for as part of the Company's equity-method investment in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

	Three Months Ended June 30, 2026
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$208,060	$37,956	$—	$246,016
Cost of sales (2)	(116,739)	(30,179)	—	(146,918)
Gross profit (2)	91,321	7,777	—	99,098
Selling expense (2)	(21,725)	(7,065)	(609)	(29,399)
Administrative expense (2)	(27,348)	(6,146)	(5,325)	(38,819)
Other segment items (3)	—	—	15,634	15,634
Adjusted EBITDA	$42,248	$(5,434)	$9,700	$46,514

Intersegment sales	$—	$(18)	$—	$(18)
Depreciation and amortization	7,985	3,105	—	11,090
Total assets (4)	921,711	305,554	228,884	1,456,149
Capital expenditures	3,293	773	—	4,066

	Nine Months Ended June 30, 2026
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$627,492	$150,333	$11,573	$789,398
Cost of sales (2)	(348,220)	(117,331)	(9,484)	(475,035)
Gross profit (2)	279,272	33,002	2,089	314,363
Selling expense (2)	(66,708)	(18,854)	(609)	(86,171)
Administrative expense (2)	(82,536)	(27,353)	(19,084)	(128,973)
Other segment items (3)	—	—	49,613	49,613
Adjusted EBITDA	$130,028	$(13,205)	$32,009	$148,832

Intersegment sales	$—	$1,381	$3	$1,384
Depreciation and amortization	24,173	9,549	609	34,331
Capital expenditures	9,730	2,791	150	12,671

	Three Months Ended June 30, 2025
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$203,728	$87,901	$57,748	$349,377
Cost of sales (2)	(113,785)	(58,724)	(42,451)	(214,960)
Gross profit (2)	89,943	29,177	15,297	134,417
Selling expense (2)	(21,570)	(7,355)	13,795	(15,130)
Administrative expense (2)	(25,572)	(12,775)	(24,088)	(62,435)
Adjusted EBITDA	$42,801	$9,047	$5,004	$56,852

Intersegment sales	$—	$1,150	$311	$1,461
Depreciation and amortization	7,394	5,489	2,357	15,240
Total assets (4)	863,151	450,163	349,369	1,662,683
Capital expenditures	4,662	2,729	616	8,007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

	Nine Months Ended June 30, 2025
	Memorialization	Industrial Technologies	Brand Solutions (1)	Reportable Segments Total
Sales	$599,834	$249,269	$329,745	$1,178,848
Cost of sales (2)	(338,017)	(170,070)	(245,217)	(753,304)
Gross profit (2)	261,817	79,199	84,528	425,544
Selling expense (2)	(61,024)	(22,824)	(2,117)	(85,965)
Administrative expense (2)	(76,342)	(39,454)	(49,519)	(165,315)
Adjusted EBITDA	$124,451	$16,921	$32,892	$174,264

Intersegment sales	$—	$1,524	$1,027	$2,551
Depreciation and amortization	21,766	16,807	15,935	54,508
Capital expenditures	13,418	5,938	6,770	26,126

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
(3) The three and nine months ended June 30, 2026 includes the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).
(4) Total assets represent amounts at June 30, 2026 and 2025, respectively.
A reconciliation of adjusted EBITDA to income (loss) before income taxes and net income (loss) follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Reportable Segments Adjusted EBITDA	$46,514	$56,852	$148,832	$174,264
Corporate and Non-Operating	(11,541)	(12,302)	(33,877)	(38,277)
Acquisition and divestiture related items (1)**	(337)	9,473	(1,649)	(4,805)
Strategic initiatives and other items (2)**†	(15,333)	(10,315)	(36,977)	(16,303)
Gain on divestitures, net	234	57,103	109,498	55,031
Highly inflationary accounting losses (primarily non-cash) (3)	—	(325)	(16)	(1,036)
Stock-based compensation	(5,054)	(8,841)	(14,597)	(19,838)
Non-service pension and postretirement expense (4)	(38)	(141)	(151)	(407)
Depreciation and amortization *	(11,654)	(15,836)	(35,858)	(56,571)
Interest expense, including RPA and factoring financing fees (5)	(10,800)	(16,804)	(36,525)	(50,668)
Loss on debt extinguishment	—	—	(16,343)	—
Propelis depreciation, amortization, interest and other items (6)	(15,634)	—	(49,613)	—
(Loss) income before income taxes	(23,643)	58,864	32,724	41,390
Income tax provision	(46)	(43,477)	(34,618)	(38,391)
Net (loss) income	$(23,689)	$15,387	$(1,894)	$2,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 15.   Segment Information (continued)

(1) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(2) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes litigation costs related to an ongoing dispute with Tesla, which totaled $7,772 and $5,795 for the three months ended June 30, 2026 and 2025, respectively, and $18,944 and $14,419 for the nine months ended June 30, 2026 and 2025, respectively (see Note 18, "Legal Matters"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $207 for the three months ended June 30, 2025 and $5,109 for the nine months ended June 30, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8,655 for the nine months ended June 30, 2025. Fiscal 2025 also includes loss recoveries totaling $538 for the three months ended June 30, 2025 and $1,708 for the nine months ended June 30, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

(5) Includes fees for receivables sold under the RPA and factoring arrangements totaling $380 and $974 for the three months ended June 30, 2026 and 2025, respectively, and $1,430 and $3,291 for the nine months ended June 30, 2026 and 2025, respectively.

(6) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).

* Depreciation and amortization was $7,985 and $7,394 for the Memorialization segment, $3,105 and $5,489 for the Industrial Technologies segment, and $564 and $596 for Corporate and Non-Operating, for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization was $24,173 and $21,766 for the Memorialization segment, $9,549 and $16,807 for the Industrial Technologies segment, $609 and $15,935 for the Brand Solutions segment, and $1,527 and $2,063 for Corporate and Non-Operating, for the nine months ended June 30, 2026 and 2025, respectively. Depreciation and amortization was $2,357 for the Brand Solutions segment for the three months ended June 30, 2025.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $1 and $552 for the Memorialization segment, $13,239 and $9,079 for the Industrial Technologies segment, $126 and $1,692 for the Brand Solutions segment, and $2,304 and income of $10,481 for Corporate and Non-Operating, for the three months ended June 30, 2026 and 2025, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $450 and $4,265 for the Memorialization segment, $26,331 and $13,390 for the Industrial Technologies segment, $3,621 and $2,822 for the Brand Solutions segment, and $8,224 and $631 for Corporate and Non-Operating, for the nine months ended June 30, 2026 and 2025, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $6,722 and $2,438 for the three months ended June 30, 2026 and 2025, respectively, and expenses of $9,027 and $1,133 for the nine months ended June 30, 2026 and 2025, respectively. Refer to Note 10, "Restructuring" for further details.

Note 16. Acquisitions and Divestitures

Fiscal 2026:

In December 2025, the Company completed the sale of its interests in Matthews Automation Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of Matthews, and certain related assets to Duravant LLC ("Duravant"). The total cash consideration was $224,798, subject to post-closing adjustments. The transaction resulted in a pre-tax gain of $147,633 ($107,767 after-tax). As of the date of the disposal transaction, the divested business had current assets and non-current assets of $21,381 and $62,174, respectively, and current liabilities and non-current liabilities of $19,612 and $3,067, respectively. Income (loss) before income taxes for the divested business was a loss of $926 for the nine months ended June 30, 2026, and income of $2,519 and $3,797 for the three and nine months ended June 30, 2025, respectively. On August 3, 2026, as part of a post-closing adjustment, the Company and Duravant finalized a working capital adjustment reducing net purchase price and pre-tax gain by $1,471.

In December 2025, the Company completed the sale of its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses. Total consideration from these divestitures was $41,009, consisting of $13,658 of cash received at closing, $4,081 of cash received subsequent to closing, $3,672 of remaining deferred purchase price, seller financing of $7,660, and liabilities assumed by the buyers (principally assumed debt and pension obligations) of $11,938, and the transactions resulted in a pre-tax loss of $38,135 ($39,082 after-tax).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 16. Acquisitions and Divestitures (continued)

Fiscal 2025:

In May 2025, the Company acquired The Dodge Company ("Dodge") within the Memorialization segment for a purchase price of $55,624 (net of cash acquired). Dodge is a leading supplier of embalming chemicals and supplies in North America and sells a variety of other related products to funeral homes. Annual sales for this business were approximately $43,000 prior to the acquisition. The Company finalized the allocation of the purchase price in the third quarter of fiscal 2026, resulting in adjustments to working capital, property, plant and equipment and other intangibles assets.

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

Note 17.   Goodwill and Other Intangible Assets

A summary of the carrying amount of goodwill attributable to each segment as well as the changes in such amounts are as follows:

	Memorialization	Industrial Technologies	Brand Solutions	Consolidated

Net goodwill at September 30, 2025	$387,537	$100,024	$—	$487,561
Divestiture (1)	—	(57,471)	—	(57,471)
Translation and other adjustments	8,841	(107)	—	8,734
Net goodwill at June 30, 2026	$396,378	$42,446	$—	$438,824
(1) Fiscal 2026 divestiture reflects the sale of the warehouse automation business.

The net goodwill balances at June 30, 2026 and September 30, 2025 included $44,867 and $45,673 of accumulated impairment losses, respectively. Accumulated impairment losses at June 30, 2026 were $5,000 and $39,867 for the Memorialization and Industrial Technologies segments, respectively. Accumulated impairment losses at September 30, 2025 were $5,000 and $40,673 for the Memorialization and Industrial Technologies segments, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(Dollar amounts in thousands, except per share data)
Note 17.   Goodwill and Other Intangible Assets (continued)

The following tables summarize the carrying amounts and related accumulated amortization for intangible assets as of June 30, 2026 and September 30, 2025, respectively.

	Carrying Amount	Accumulated Amortization	Net
June 30, 2026
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	27,085	(19,701)	7,384
Customer relationships	122,009	(78,106)	43,903
Copyrights/patents/other	13,947	(6,298)	7,649
	$193,581	$(104,105)	$89,476
September 30, 2025:
Indefinite-lived trade names	$30,540	$—	$30,540
Definite-lived trade names	31,673	(22,393)	9,280
Customer relationships	165,477	(105,876)	59,601
Copyrights/patents/other	20,776	(14,239)	6,537
	$248,466	$(142,508)	$105,958

The net change in intangible assets during the nine months ended June 30, 2026 primarily reflected the divestitures of the warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses, the impact of foreign currency fluctuations during the period and additional amortization.

Amortization expense on intangible assets was $2,503 and $3,474 for the three-month periods ended June 30, 2026 and 2025, respectively. Amortization expense on intangible assets was $8,143 and $16,362 for the nine months ended June 30, 2026 and 2025, respectively. The fiscal 2026 decrease in intangible amortization reflected lower amortization following the Company's fiscal 2026 and 2025 divestitures. Amortization expense is estimated to be $1,109 for the remainder of fiscal 2026, $8,756 in 2027, $7,268 in 2028, $6,589 in 2029 and $6,179 in 2030.

Note 18.   Legal Matters

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Tesla initiated that arbitration on November 8, 2024. On February 13, 2026, the arbitrator entered an interim decision addressing liability on certain of Tesla’s claims, finding Tesla had established liability on only a limited subset of its claims. The amount of potential damages, if any, will be determined in future phases of the arbitration. The interim decision provided additional clarity regarding the Company’s ongoing dispute with Tesla and clarified the Company’s ownership of and rights in certain dry battery electrode (“DBE”) technology that the Company has been developing over the past two decades. The interim decision includes a narrow injunction preventing the Company from using certain parts in DBE machines. The Company already has approved replacement parts, and thus the injunction has not materially impeded its operations or sales. In response to Tesla's motion to confirm the injunction, on May 27, 2026, the United States District Court for the Northern District of California issued a ruling confirming, in part, a portion of the interim decision but also remanding the interim decision for further specificity in compliance with Federal Rule 65(d). Additional phases of the arbitration remain pending.

In addition, on February 13, 2025, Tesla filed a separate complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also been compelled to confidential arbitration by the United States District Court for the Northern District of California. Tesla filed a confidential arbitration demand on February 10, 2026, which included the above-referenced claims as well as claims for trade secret misappropriation. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations as the confidential arbitration proceeds. In addition, the Company is also pursuing counterclaims against Tesla.

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

Note 19.   Related Party Transactions

In connection with the sale of the Company's interest in the SGK Business, the Company has agreed to provide certain administrative services for Propelis under a Transitional Services Agreement (the “TSA”). The services that continue to be provided under the TSA include accounting support and certain other services. Services previously provided under the TSA included ERP system access and related information technology support; tax and treasury support; and transactional processing such as, invoicing, collections, cash application, purchasing, payroll and payment processing. The Company receives an administrative support fee from Propelis for providing these ongoing services. Such administrative support fees are intended to approximate the underlying cost of providing such services for Propelis. During the three and nine-month periods ended June 30, 2026, the Company recognized $828 and $4,738, respectively, of administrative support fees under the TSA, which were included as a component of administrative expense. Sales to and purchases from Propelis were immaterial for the three and nine-month periods ended June 30, 2026. Amounts due from Matthews to Propelis totaled $246 as of June 30, 2026, which reflected net transactional amounts pending settlement under the TSA. Such amounts were included as a component of trade accounts payable. Amounts due to Matthews from Propelis totaled $3,971 as of September 30, 2025, which reflected outstanding administrative fees, and net transactional amounts pending settlement under the TSA. Such amounts were included as a component of accounts receivable.

Note 20.   Subsequent Event

On July 29, 2026, Joseph C. Bartolacci, the Company’s President and Chief Executive Officer, informed the Company of his decision to retire as President and Chief Executive Officer and resign as a director of the Company. The Board extends its gratitude to Mr. Bartolacci for his many years of service to Matthews. The Board has initiated a succession process to select a successor to Mr. Bartolacci. The Company intends for Mr. Bartolacci to continue to serve as President and Chief Executive Officer of Matthews and remain a member of the Board until his successor is duly appointed and commences service to the Company. Mr. Bartolacci will continue to support the transition of the new President and Chief Executive Officer at least through January 1, 2027.

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

On May 1, 2025, the Company contributed the vast majority of its Brand Solutions segment (the "SGK Business") to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Propelis is a leading global provider of brand solutions. In December 2025, the Company sold its European roto-gravure packaging and tooling and flexographic print businesses to the local management of those businesses in exchange for cash and other consideration. On December 31, 2025, the Company sold its warehouse automation business for cash consideration. Following the completion of these transactions, the Company's Industrial Technologies segment consists of product identification, and the design, manufacturing, service and sales of high-tech custom energy storage solutions including coating and converting lines, and the Company's Brand Solutions segment consists of its 40% ownership interest in Propelis. Activity prior to May 1, 2025 for the SGK Business is included within the consolidated financial statements of the Company. As of May 1, 2025 the SGK Business has been deconsolidated from the financial statements and since May 1, 2025, the Company's interest in such business has been accounted for as part of the Company's equity-method investment in Propelis. The Company recognizes its portion of the earnings or losses for its equity-method investment in Propelis on a three-month lag to ensure consistency and timely filing of the Company’s financial statements. Consequently, for the three months ended June 30, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from January 2026 through March 2026. For the nine months ended June 30, 2026, the Company's portion of earnings (losses) for its equity-method investment in Propelis includes the months from July 2025 through March 2026. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table sets forth the sales and adjusted EBITDA for the Company's three reporting segments for the three and nine-month periods ended June 30, 2026 and 2025. Refer to Note 15, "Segment Information" in Item 1 - "Financial Statements" for the Company's financial information by segment. Net loss was $23.7 million compared to net income of $15.4 million for the three months ended June 30, 2026 and 2025, respectively, and net loss was $1.9 million compared to net income of $3.0 million for the nine months ended June 30, 2026 and 2025, respectively. Refer to "Non-GAAP Financial Measures" below for a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Sales:	(Dollar amounts in thousands)
Memorialization	$208,060	$203,728	$627,492	$599,834
Industrial Technologies	37,956	87,901	150,333	249,269
Brand Solutions	—	57,748	11,573	329,745
Consolidated Sales	$246,016	$349,377	$789,398	$1,178,848

Adjusted EBITDA:
Memorialization	$42,248	$42,801	$130,028	$124,451
Industrial Technologies	(5,434)	9,047	(13,205)	16,921
Brand Solutions	9,700	5,004	32,009	32,892
Corporate and Non-Operating	(11,541)	(12,302)	(33,877)	(38,277)
Total Adjusted EBITDA (1)	$34,973	$44,550	$114,955	$135,987
(1) Total Adjusted EBITDA is a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section below.

Sales for the nine months ended June 30, 2026 were $789.4 million, compared to $1.18 billion for the nine months ended June 30, 2025, a decrease of $389.5 million. The decrease in fiscal 2026 sales primarily reflected a sales reduction of $284.9 million resulting from the divestiture of the Company's interest in the SGK Business on May 1, 2025. Additionally, other recent acquisitions and divestitures had a net unfavorable impact of $60.5 million on fiscal 2026 sales compared to the prior year (see Acquisitions and Divestitures below). The fiscal 2026 change in sales also reflected lower sales in the Industrial Technologies segment, discussed below. On a consolidated basis, changes in foreign currency exchange rates were estimated to have a favorable impact of $8.2 million on fiscal 2026 sales compared to the prior year.
Memorialization segment sales for the first nine months of fiscal 2026 were $627.5 million, an increase of $27.7 million, compared to $599.8 million for the first nine months of fiscal 2025. The sales increase principally reflected the favorable impact of the fiscal 2025 acquisition of The Dodge Company (see Acquisitions and Divestitures below) and inflationary price realization. These increases were partially offset by lower sales of caskets, cremation equipment, mausoleums, and cemetery memorials. Changes in foreign currency exchange rates had a favorable impact of $2.0 million on the segment's sales compared to the prior year. Industrial Technologies segment sales were $150.3 million for the first nine months of fiscal 2026, compared to $249.3 million for the first nine months of fiscal 2025. The decrease in sales reflected lower sales of purpose-built engineered products (primarily energy storage solutions for the electric vehicle market and coating and converting equipment), the impact of divesting the Company's warehouse automation and tooling businesses in December 2025 (see Acquisitions and Divestitures below), and lower tooling sales for the fiscal 2026 period prior to the divestiture. Fiscal 2026 sales for the Industrial Technologies segment continued to be impacted by customer delays impacting the timing of projects within the energy storage and converting markets. Changes in foreign currency exchange rates had a favorable impact of $6.2 million on the segment's sales compared to the prior year. In the Brand Solutions segment, sales for the first nine months of fiscal 2026 were $11.6 million, compared to $329.7 million for the first nine months of fiscal 2025. The decrease in sales primarily reflected the divestiture of the Company's interest in the SGK Business on May 1, 2025, and the divestitures of the Company's European roto-gravure packaging and flexographic print businesses in December 2025 (see Acquisitions and Divestitures below). Fiscal 2026 segment sales reflected sales for the European packaging and print businesses for the period prior to the divestitures.

Gross profit for the nine months ended June 30, 2026 was $289.8 million, compared to $391.8 million for the same period a year ago. The decrease in gross profit reflected a reduction of $67.4 million resulting from the fiscal 2025 divestiture of the Company's interest in the SGK Business. The gross profit decline also reflected the impact of lower sales and margins on engineered products, higher tariffs, higher material, labor, and other production costs, and the impact of divesting the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses in December 2025. These decreases were partially offset by the impact of improved price realization, benefits from the realization

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

of productivity improvements and other cost-reduction initiatives, and the favorable impact of the fiscal 2025 acquisition of The Dodge Company. Gross profit also included acquisition integration costs and other charges primarily in connection with cost-reduction initiatives totaling $7.2 million and $3.9 million for the nine months ended June 30, 2026 and 2025, respectively.

Selling and administrative expenses for the nine months ended June 30, 2026 were $310.1 million, compared to $343.6 million for the same period last year. Consolidated selling and administrative expenses, as a percent of sales, were 39.3% for the nine months ended June 30, 2026, compared to 29.1% for the same period last year. Selling and administrative expenses reflected benefits from ongoing cost-reduction initiatives, and a reduction in selling and administrative expenses from the fiscal 2025 divestiture of the Company's interest in the SGK Business of $43.8 million in fiscal 2026 and $12.1 million in fiscal 2025. Fiscal 2026 selling and administrative expenses included $17.2 million of equity-method losses for the Company's equity-method investment in Propelis. See Note 7, "Investments" in Item 1 - "Financial Statements" for further information. During the first nine months of fiscal 2026, the Company recognized $109.5 million of net pre-tax gains on divestitures (see Acquisitions and Divestitures below). During the third quarter of fiscal 2025, the Company recognized $57.1 million pre-tax gain on the sale of its interest in the SGK Business, and during the second quarter of fiscal 2025, the Company recognized a $2.1 million loss on a small divestiture in the Industrial Technologies segment. (See Acquisitions and Divestitures below). Fiscal 2025 selling and administrative expenses included, $8.7 million of net gains on the sales of certain significant property and other assets, and $3.5 million of accelerated stock based compensation costs related to the Company's divestiture of its interest in the SGK Business. Selling and administrative expenses included litigation costs related to an ongoing dispute with Tesla, Inc. ("Tesla") totaling $18.9 million in fiscal 2026 and $14.4 million in fiscal 2025 (see Legal Matters below). Selling and administrative expenses included activist shareholder/contested proxy costs totaling $2.4 million in fiscal 2026 and $5.1 million in fiscal 2025. Selling and administrative expenses included fees for receivables sold under a receivables purchase agreement and factoring arrangement totaling $1.4 million in fiscal 2026 and $3.3 million in fiscal 2025. Fiscal 2025 selling and administrative expenses included, $8.7 million of net gains on the sales of certain significant property and other assets, and $3.5 million of accelerated stock based compensation costs related to the Company's divestiture of its interest in the SGK Business. Selling and administrative expenses also included acquisition integration and related systems-integration costs, and other charges primarily in connection with certain commercial, operational and cost-reduction initiatives totaling $10.1 million in fiscal 2026, compared to $8.0 million in fiscal 2025. Intangible amortization for the nine months ended June 30, 2026 was $8.1 million, compared to $16.4 million for the nine months ended June 30, 2025. The fiscal 2026 decrease in intangible amortization primarily reflected lower amortization following the Company's fiscal 2025 divestiture of its interest in the SGK Business.

Adjusted EBITDA for the nine months ended June 30, 2026 was $115.0 million, compared to $136.0 million for the nine months ended June 30, 2025. Memorialization segment adjusted EBITDA was $130.0 million for the first nine months of fiscal 2026, compared to $124.5 million for the first nine months of fiscal 2025. The increase in segment adjusted EBITDA reflected the impact of improved price realization, benefits from productivity initiatives, and the favorable impact of the fiscal 2025 acquisition of The Dodge Company. These increases were partially offset by the impact of higher material, labor, and other production costs. Adjusted EBITDA for the Industrial Technologies segment was a loss of $13.2 million for the nine months ended June 30, 2026 compared to income of $16.9 million for the nine months ended June 30, 2025. The decrease in segment adjusted EBITDA reflected the impact of lower sales and margins on engineered products, lower product identification margins, the impact of divesting the Company's warehouse automation business in December 2025, and unfavorable sales mix for warehouse automation solutions for the fiscal 2026 period prior to the divestiture. These declines were partially offset by benefits from cost-reduction initiatives and lower performance-based compensation compared to fiscal 2025. Adjusted EBITDA for the Brand Solutions segment was $32.0 million for the first nine months of fiscal 2026, compared to $32.9 million for the same period a year ago. The decrease in segment adjusted EBITDA primarily reflected a reduction of $33.7 million resulting from the fiscal 2025 divestiture of the Company's interest in the SGK Business, partially offset by the inclusion of the Company's portion (40% ownership interest) of Propelis' adjusted EBITDA, which totaled $32.4 million in fiscal 2026. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 1 - "Financial Statements" for further information.

Interest expense for the first nine months of fiscal 2026 was $35.1 million, compared to $47.4 million for the same period during the last fiscal year. The decrease in interest expense reflected lower average borrowing levels and lower average interest rates in the current fiscal year. During the second quarter of fiscal 2026, the Company recognized $16.3 million of debt extinguishment charges in connection with the redemption of the Company's 2027 Senior Secured Notes (see Liquidity and Capital Resources below). Other income (deductions), net, for the nine months ended June 30, 2026 represented an increase in pre-tax income of $3.0 million, compared to $2.0 million for the same period last year. Other income (deductions), net includes investment income, banking-related fees and the impact of currency gains and losses on certain intercompany debt and foreign denominated cash balances. Fiscal 2026 other income (deductions), net included $3.4 million of paid-in-kind interest income related to the Company's preferred equity investment in Propelis. Fiscal 2025 other income (deductions), net included loss recoveries totaling $1.7 million which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax provisions for the Company's interim periods are based on the effective income tax rate expected to be applicable for the full year. The Company's consolidated income taxes for the first nine months of fiscal 2026 represented an expense of $34.6 million, compared to $38.4 million for the first nine months of fiscal 2025. The difference between the Company’s consolidated income taxes for the first nine months of fiscal 2026 compared to the same period for fiscal 2025 resulted from lower consolidated pre-tax income in fiscal 2026 compared to fiscal 2025, less discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses compared to the fiscal 2025 SGK Business divestiture, and other fiscal 2025 net discrete tax benefit exceeding other fiscal 2026 net discrete tax benefit. The Company’s fiscal 2026 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, discrete tax benefit related to investment related items, net discrete tax expense related to the completion of prior year tax returns, and discrete tax expense related to the divestiture of the Company's warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses. The Company’s fiscal 2025 nine month effective tax rate varied from the U.S. statutory tax rate of 21.0% primarily due to state taxes, tax credits, non-tax benefited foreign losses, discrete tax related to the sale of the Company's interest in the SGK Business, and other net discrete tax benefits.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(Dollar amounts in thousands)
Net (loss) income	$(23,689)	$15,387	$(1,894)	$2,999
Income tax provision	46	43,477	34,618	38,391
(Loss) income before income taxes	(23,643)	58,864	32,724	41,390
Propelis depreciation, amortization, interest and other items (1)	15,634	—	49,613	—
Interest expense, including RPA and factoring financing fees (2)	10,800	16,804	36,525	50,668
Loss on debt extinguishment	—	—	16,343	—
Depreciation and amortization *	11,654	15,836	35,858	56,571
Acquisition and divestiture related items (3)**	337	(9,473)	1,649	4,805
Strategic initiatives and other items (4)**†	15,333	10,315	36,977	16,303
Gain on divestitures, net	(234)	(57,103)	(109,498)	(55,031)
Highly inflationary accounting losses (primarily non-cash) (5)	—	325	16	1,036
Stock-based compensation	5,054	8,841	14,597	19,838
Non-service pension and postretirement expense (6)	38	141	151	407
Total Adjusted EBITDA	$34,973	$44,550	$114,955	$135,987

(1) Represents the Company's portion of depreciation, intangible amortization, interest expense, and other items incurred by Propelis (see Note 7, "Investments" for further information with respect to the equity-method investment in Propelis).

(2) Includes fees for receivables sold under the RPA and factoring arrangements totaling $380,000 and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $3.3 million for the nine months ended June 30, 2026 and 2025, respectively.

(3) Includes certain non-recurring items associated with recent acquisition and divestiture activities.
(4) Includes certain non-recurring costs associated with commercial, operational and cost-reduction initiatives, and costs associated with global ERP system integration efforts. Also includes litigation costs related to an ongoing dispute with Tesla, which totaled $7.8 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, and $18.9 million and $14.4 million for the nine months ended June 30, 2026 and 2025, respectively (see Note 18, "Legal Matters" in Item 1 - "Financial Statements and Supplementary Data"). Fiscal 2025 includes costs related to the Company's 2025 contested proxy which totaled $207,000 for the three months ended June 30, 2025 and $5.1 million for the nine months ended June 30, 2025. Fiscal 2025 includes net gains on the sales of certain significant property and other assets of $8.7 million for the nine months ended June 30, 2025. Fiscal 2025 also includes loss recoveries totaling $538,000 for the three months ended June 30, 2025 and $1.7 million for the nine months ended June 30, 2025 which were related to a previously disclosed theft of funds by a former employee initially identified in fiscal 2015.

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

* Depreciation and amortization was $8.0 million and $7.4 million for the Memorialization segment, $3.1 million and $5.5 million for the Industrial Technologies segment, and $564,000 and $596,000 for Corporate and Non-Operating, for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization was $24.2 million and $21.8 million for the Memorialization segment, $9.5 million and $16.8 million for the Industrial Technologies segment, $609,000 and $15.9 million for the Brand Solutions segment, and $1.5 million and $2.1 million for Corporate and Non-Operating, for the nine months ended June 30, 2026 and 2025, respectively. Depreciation and amortization was $2.4 million for the Brand Solutions segment for the three months ended June 30, 2025.
** Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $1,000 and $552,000 for the Memorialization segment, $13.2 million and $9.1 million for the Industrial Technologies segment, $126,000 and $1.7 million for the Brand Solutions segment, and $2.3 million and income of $10.5 million for Corporate and Non-Operating, for the three months ended June 30, 2026 and 2025, respectively. Acquisition costs, ERP system integration costs, and strategic initiatives and other charges were $450,000 and $4.3 million for the Memorialization segment, $26.3 million and $13.4 million for the Industrial Technologies segment, $3.6 million and $2.8 million for the Brand Solutions segment, and $8.2 million and $631,000 for Corporate and Non-Operating, for the nine months ended June 30, 2026 and 2025, respectively.
† Strategic initiatives and other items includes charges for exit and disposal activities (including severance and other employee termination benefits) totaling expenses of $6.7 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and expenses of $9.0 million and $1.1 million for the nine months ended June 30, 2026 and 2025, respectively. Refer to Note 10, "Restructuring" in Item 1 - "Financial Statements and Supplementary Data" for further details.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES:

Net cash used in operating activities was $69.5 million for the first nine months of fiscal 2026, compared to $33.9 million for the first nine months of fiscal 2025. Operating cash flow for both periods principally included net (loss) income adjusted for deferred taxes, depreciation and amortization, stock-based compensation expense, net gains on divestitures and sales of assets, other non-cash adjustments, and changes in working capital items. Net changes in working capital items decreased operating cash flow by $46.1 million and $50.6 million in fiscal 2026 and fiscal 2025, respectively. The fiscal 2026 change in working capital principally reflected incentive compensation-related payments, a settlement payment related to a contractual licensing matter (see Legal Matters above), changes in contract assets and liabilities related to revenue recognized using the over time method, increased accrued income taxes primarily related to the warehouse automation divestiture (see Acquisitions and Divestitures below), and changes in other accounts.

Cash provided by investing activities was $267.4 million for the nine months ended June 30, 2026, compared to $153.2 million for the nine months ended June 30, 2025.  Investing activities for the first nine months of fiscal 2026 primarily reflected capital expenditures of $13.3 million, acquisitions, net of cash acquired, of $524,000, proceeds from sale of assets of $10.1 million, proceeds from sale of investments of $28.0 million, and proceeds from divestitures (net of divested cash) of $243.6 million. Investing activities for the first nine months of fiscal 2025 primarily reflected capital expenditures of $26.4 million, acquisitions, net of cash acquired, of $57.8 million, proceeds from sale of assets of $14.9 million, proceeds from sale of the SGK Business, net of divested cash, of $228.0 million, proceeds from other divestitures of $2.0 million, and investments and advances of $7.4 million.

Capital expenditures reflected reinvestment in the Company's business segments and were made primarily for the purchase of new production machinery, equipment, software and systems, and facilities designed to improve product quality, increase manufacturing efficiency and capacity, lower production costs and meet regulatory requirements. Capital expenditures for the last three fiscal years were primarily financed through operating cash. Capital spending for property, plant and equipment has averaged $43.9 million for the last three fiscal years. Capital spending for fiscal 2026 is currently estimated to be in the range of approximately $15 million to $25 million. The Company expects to generate sufficient cash from operations to fund all anticipated capital spending projects.

Cash used in financing activities for the nine months ended June 30, 2026 was $192.5 million, primarily reflecting repayments, net of proceeds, on long-term debt of $146.4 million, treasury stock purchases of $5.8 million, dividends of $25.6 million, payment of debt redemption premium of $12.9 million, and payment of debt issuance costs of $1.6 million. Cash used in financing activities for the nine months ended June 30, 2025 was $139.4 million, primarily reflecting repayments, net of proceeds, on long-term debt of $70.3 million, treasury stock purchases of $12.1 million, dividends of $24.7 million, payments, net of proceeds, on net investment hedges of $22.1 million, and $10.2 million of holdback and deferred purchase price payments related to acquisitions from prior years.

The Company has a domestic credit facility with a syndicate of financial institutions that was amended and restated in February 2026 and includes a $700.0 million secured revolving credit facility and a $150.0 million secured amortizing term loan. The term loan requires scheduled principal payments of $7.5 million per year, payable in quarterly installments. The balance of the revolving credit facility and the term loan are due on the maturity date of January 31, 2029, subject to the terms and conditions of the amended and restated facility. The obligations under the domestic credit facility are secured by a first priority lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. A portion of the revolving credit facility (not to exceed $350.0 million) can be drawn in foreign currencies. Borrowings under both the revolving credit facility and the term loan bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a 0.10% per annum rate spread adjustment, plus a factor ranging from 1.00% to 2.00% (1.75% at June 30, 2026) based on the Company's leverage ratio. The leverage ratio is defined as total indebtedness divided by EBITDA (earnings before interest, income taxes, depreciation and amortization) as defined within the domestic credit facility agreement. The Company is required to pay an annual commitment fee ranging from 0.15% to 0.30% (based on the Company's leverage ratio) of the unused portion of the revolving credit facility. The Company incurred debt issuance costs of $1.6 million in connection with the amended and restated agreement, which were deferred and are being amortized over the term of the facility. Unamortized costs were $4.2 million and $3.9 million at June 30, 2026 and September 30, 2025, respectively.

The domestic credit facility requires the Company to maintain certain leverage and interest coverage ratios. A portion of the facility (not to exceed $55.0 million) is available for the issuance of trade and standby letters of credit. Outstanding U.S. dollar denominated borrowings on the revolving credit facility at June 30, 2026 and September 30, 2025 were $404.6 million and $384.2 million, respectively. Outstanding borrowings on the term loan at June 30, 2026 were $134.9 million. The weighted-

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

average interest rate on outstanding borrowings for the domestic credit facility (including the effects of interest rate swaps) at June 30, 2026 and 2025 was 5.37% and 5.13%, respectively.

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

The proceeds of the RPA are classified as operating activities in the Company’s Consolidated Statements of Cash Flows. Cash received from collections of sold receivables may be used to fund additional purchases of receivables on a revolving basis, or to reduce all or any portion of the outstanding capital of the Purchasers. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded. As of June 30, 2026 and September 30, 2025, the amount sold to the Purchasers was $52.1 million and $65.6 million, respectively, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, Matthews RFC maintains a certain level of unsold receivables, which was $63.5 million and $63.7 million as of June 30, 2026 and September 30, 2025, respectively.

The following table sets forth a summary of receivables sold as part of the RPA:

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
	(Dollar amounts in thousands)
Gross receivables sold	$121,229	$231,588
Cash collections reinvested	(134,729)	(242,288)
Net cash reinvested	$(13,500)	$(10,700)

The Company, through a former U.K. subsidiary, previously participated in a non-recourse factoring arrangement. In connection with this arrangement, the Company periodically sold trade receivables to a third-party purchaser in exchange for cash. These transfers of financial assets were recorded at the time the Company surrendered control of the assets. As these transfers qualified as true sales under the applicable accounting guidance, the receivables were de-recognized from the Company's Consolidated Balance Sheets upon transfer. As a result of the sale of the Company's interest in the SGK Business, this arrangement no longer exists for the Company at June 30, 2026. The principal amount of receivables sold under this arrangement was $45.8 million during the nine months ended June 30, 2025. The discounts on the trade receivables sold are included within administrative expense in the Consolidated Statements of Income. The proceeds from the sale of receivables are classified as operating activities in the Company's Consolidated Statements of Cash Flows. See Note 16, "Acquisitions and

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Divestitures" in Item 1 - "Financial Statements and Supplementary Data" for further information with respect to the sale of the Company's interest in the SGK Business.

The Company facilitates a voluntary supply chain finance program (the "Program") to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts owed to a participating financial institution under the Program and included in trade accounts payable were $4.6 million and $6.1 million at June 30, 2026 and September 30, 2025, respectively.

The Company, through certain of its European subsidiaries, has a credit facility with a European bank, which is guaranteed by Matthews. The maximum amount of borrowing available under this facility is €2.0 million ($2.3 million). The facility also provides €14.0 million ($16.0 million) for bank guarantees. This facility has no stated maturity date and is available until terminated. Outstanding borrowings under the credit facility totaled €659,000 ($774,000) at September 30, 2025. There were no outstanding borrowings under the credit facility at June 30, 2026. The weighted-average interest rate on outstanding borrowings under this facility was 4.16% at June 30, 2025.

Other borrowings totaled $7.7 million and $7.2 million at June 30, 2026 and September 30, 2025, respectively. The weighted-average interest rate on these borrowings was 2.39% and 3.42% at June 30, 2026 and 2025, respectively.

The Company operates internationally and utilizes certain derivative financial instruments to manage its foreign currency, debt and interest rate exposures. The following table presents information related to interest rate swaps entered into by the Company and designated as cash flow hedges:

	June 30, 2026	September 30, 2025
	(Dollar amounts in thousands)
Notional amount	$300,000	$225,000
Weighted-average maturity period (years)	1.6	2.7
Weighted-average received rate	3.66%	4.13%
Weighted-average pay rate	3.76%	3.80%

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

The fair value of the interest rate swaps reflected a net unrealized gain of $837,000 ($627,000 after tax) and a net unrealized loss of $2.3 million ($1.8 million after tax) at June 30, 2026 and September 30, 2025, respectively, that is included in shareholders' equity as part of accumulated other comprehensive income (loss) ("AOCI"). Unrecognized gains of $750,000 ($555,000 after tax) and $1.6 million ($1.2 million after tax) related to previously terminated London Interbank Offered Rate ("LIBOR") based swaps were also included in AOCI as of June 30, 2026 and September 30, 2025, respectively. Assuming market rates remain constant with the rates at June 30, 2026, a gain (net of tax) of approximately $845,000 included in AOCI is expected to be recognized in earnings over the next twelve months.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company utilizes certain cross currency swaps as net investment hedges of foreign operations and assesses effectiveness for these contracts based on changes in fair value attributable to changes in spot prices. The following table presents information related to cross currency swaps entered into by the Company and designated as net investment hedges:

		Notional Amount		Unrealized (Loss) Gain Recognized in AOCI
Swap Currencies	Maturity Date	June 30, 2026	September 30, 2025	June 30, 2026		September 30, 2025
		(Dollar amounts in thousands)
USD/EUR	September 2027	$81,392	$81,392	$(7,282)		$(9,443)
USD/SEK	June 2026	—	20,000	—		(2,571)
USD/EUR	August 2026	25,000	25,000	121		(1,689)
		$106,392	$126,392	$(7,161)	(1)	$(13,703)	(1)
(1) Total unrealized net losses are presented net of tax of $2,398 and $4,652 as of June 30, 2026 and September 30, 2025, respectively.

On June 25, 2026, the SEK cross currency swap matured and payment of $21.5 million was made on July 1, 2026 by the Company. The swap represented a partial advance payment, as discussed below, and was included in other current liabilities on the Consolidated Balance Sheet.

In connection with certain of these cross currency swaps, the Company received cash from the counterparties, representing partial advance payments of amounts due under the U.S. dollar leg of the swaps. Outstanding advance payment amounts totaled $40.2 million at both June 30, 2026 and September 30, 2025, all of which were included in other current liabilities on the Consolidated Balance Sheet.

The Company has a stock repurchase program, which is designed to increase shareholder value, enlarge the Company's holdings of its Class A Common Stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 4,814,087 shares remained available for repurchase as of June 30, 2026. Refer to Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II - "Other Information" for further details on the Company's repurchases in fiscal 2026.

The Company maintains an At-The-Market equity offering program ("ATM Program") pursuant to which it may issue and sell, from time to time, up to 1,250,000 shares of its Class A Common Stock. No shares were sold under the ATM Program during the nine months ended June 30, 2026. As of June 30, 2026, 1,250,000 shares remained available for sale under the ATM Program. The Company has no near-term intention to utilize the ATM Program.

Consolidated working capital of the Company was $208.6 million at June 30, 2026, compared to $169.7 million at September 30, 2025. Cash and cash equivalents were $37.6 million at June 30, 2026, compared to $32.4 million at September 30, 2025. The Company's current ratio was 1.8 at June 30, 2026 and 1.5 at September 30, 2025, respectively. As of June 30, 2026 and September 30, 2025, the Company had net contract assets for projects recognized using the over time method totaling $98.1 million and $99.7 million, respectively, which primarily represent unbilled revenues, net of deferred revenues related to customer deposits and progress billings. Net contract assets at June 30, 2026 and September 30, 2025 predominantly related to ongoing projects with Tesla. Unbilled revenues are generally expected to be invoiced upon the attainment of certain contractual conditions and milestones. The Company continues to perform according to the general terms and conditions of its contractual arrangements with Tesla. Customer delays within the energy storage business have impacted the timing of projects, and consequently, have resulted in invoicing delays for this business.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Long-Term Contractual Obligations:

The following table summarizes the Company's contractual obligations at June 30, 2026, and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

	Payments due in fiscal year:
	Total	2026 Remainder	2027 to 2028	2029 to 2030	After 2030
Contractual Cash Obligations:	(Dollar amounts in thousands)
Revolving credit facilities	$404,640	$—	$—	$404,640	$—
Secured term loan	136,000	1,875	15,000	119,125	—
Finance lease obligations (1)	20,443	2,743	13,042	4,547	111
Non-cancelable operating leases (1)	64,845	6,235	32,454	20,185	5,971
Cross-currency swaps	32,329	22,608	9,721	—	—
Other (2)	39,913	27,520	7,014	—	5,379
Total contractual cash obligations	$698,170	$60,981	$77,231	$548,497	$11,461
(1) Lease obligations have not been discounted to their present value.
(2) Includes $6,042 of severance and other employee termination benefit obligations, $21,478 related to the timing of the Company's payment of a matured cross-currency swap on July 1, 2026, and $4,736 of deferred purchase price and contingent consideration obligations related to acquisitions completed in prior years.

Unrecognized tax benefits are positions taken, or expected to be taken, on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken, or expected to be taken, or the applicable statute of limitations expires, then additional payments will not be necessary. As of June 30, 2026, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $2.9 million. The timing of potential future payments related to the unrecognized tax benefits is not presently determinable. The Company believes that its current liquidity sources, combined with its operating cash flow and borrowing capacity, will be sufficient to meet its capital needs for the foreseeable future.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The significant factors influencing organic sales growth in the Industrial Technologies segment include economic/industrial market conditions, new product development, and the energy storage market trends. Sales within this segment are influenced by the timing of work with the Company's largest energy storage customer, which may be impacted by continuing disputes with such customer, as well as the level of advancement by existing and potential new customers towards adopting new production solutions. The Company has experienced, and expects to continue to experience through the balance of fiscal year 2026, delays in the energy storage business. For the Memorialization segment, the Company expects that sales growth will be influenced by North America death rates and the impact of the increasing trend toward cremation on the segment's product offerings, including caskets, cemetery memorial products and cremation-related products. The Memorialization segment's profitability has been and may continue to be impacted by rising input costs, including unrefunded tariffs. On May 1, 2025, the Company contributed its SGK Business to a newly-formed entity, Propelis, in exchange for a 40% ownership interest in Propelis and other consideration. Following the completion of this transaction, the SGK Business has been deconsolidated from the financial statements and since May 1, 2025, the Company's interest in such business has been accounted for as part of the Company's equity-method investment in Propelis. See Notes 7, "Investments" and 16, "Acquisitions and Divestitures" in Item 8 - "Financial Statements and Supplementary Data" for further information. The underlying business performance for the Company's investment in Propelis will be influenced by global economic conditions, brand innovation, the level of marketing spending by the investee's clients, government regulation, currency fluctuations, and the ability of the investee to effectively integrate and achieve anticipated synergy benefits from the joint venture. While the anticipated synergy benefits at Propelis are beginning to scale, the timing to realize such synergies may differ from initial forecasts. The Company, however, continues to believe that Propelis remains on track to deliver a significant portion of the aggregate synergies estimated at the closing of the contribution of the SGK Business to Propelis.

The Matthews Board of Directors has launched a comprehensive review of strategic alternatives for the Company’s entire portfolio of businesses, which was publicly announced in November 2024. The Board is dedicated to driving long-term value creation, and the strategic alternatives review process is a reflection of that commitment. In addition to the divestiture of the Company’s interest in the SGK Business, the Company also recently completed the divestitures of its warehouse automation and European roto-gravure packaging and tooling and flexographic print businesses during the first quarter of fiscal 2026. The Company's strategic alternatives review to enhance shareholder value creation remains ongoing. The Company also initiated cost reduction programs during the fourth quarter of fiscal 2024 and the third quarter of fiscal 2026, which were primarily focused on the Company's engineering and tooling operations in Europe, as well as the Company's general and administrative functions. The Company continues to review further cost reduction actions.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended June 30, 2026. For additional information, see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, and that such information is recorded, summarized and properly reported within the appropriate time period, relating to the Company and its consolidated subsidiaries, required to be included in the Exchange Act reports, including this Quarterly Report on Form 10-Q.

There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 7, 2024, the United States District Court for the Northern District of California granted the Company’s motion to compel arbitration in response to a complaint filed by Tesla on June 14, 2024 against the Company in the Northern District of California, Civil Action No. 5:24-cv-03615 (N.D. Cal.), which alleged trade secret misappropriation under the Defend Trade Secrets Act (the "DTSA") and the California Uniform Trade Secrets Act (the "CUTSA"), breach of contract and unfair business practices. Tesla initiated that arbitration on November 8, 2024. On February 13, 2026, the arbitrator entered an interim decision addressing liability on certain of Tesla’s claims, finding Tesla had established liability on only a limited subset of its claims. The amount of potential damages, if any, will be determined in future phases of the arbitration. The interim decision provided additional clarity regarding the Company’s ongoing dispute with Tesla and clarified the Company’s ownership of and rights in certain dry battery electrode (“DBE”) technology that the Company has been developing over the past two decades. The interim decision includes a narrow injunction preventing the Company from using certain parts in DBE machines. The Company already has approved replacement parts, and thus the injunction has not materially impeded its operations or sales. In response to Tesla's motion to confirm the injunction, on May 27, 2026 the United States District Court for the Northern District of California issued a ruling confirming, in part, a portion of the interim decision but also remanding the interim decision for further specificity in compliance with Federal Rule 65(d). Additional phases of the arbitration remain pending.

In addition, on February 13, 2025, Tesla filed a separate complaint against the Company in the United States District Court for the Northern District of California alleging, in part, claims related to correction of inventorship, breach of contract, promissory estoppel and quasi-contract/restitution arising from and/or related to various U.S. patents and provisional patents, including but not limited to U.S. Patent No. 12,136,727. Similar to the prior matter, this case has also been compelled to confidential arbitration by the United States District Court for the Northern District of California. Tesla filed a confidential arbitration demand on February 10, 2026, which included the above-referenced claims as well as claims for trade secret misappropriation. The Company maintains the claims are without merit and intends to vigorously defend itself against the allegations as the confidential arbitration proceeds. In addition, the Company is also pursuing counterclaims against Tesla.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plan

The Company has a stock repurchase program, which is designed to increase shareholder value, enlarge the Company's holdings of its common stock, and add to earnings per share. Repurchased shares may be retained in treasury, utilized for acquisitions, or reissued to employees or other purchasers, subject to the restrictions set forth in the Company's Restated Articles of Incorporation. On November 21, 2025, the Company announced that its Board of Directors approved the continuation of the stock repurchase program and increased the authorization for stock repurchases by an additional 5,000,000 shares during fiscal year 2025. Under the current authorization, 4,814,087 shares remained available for repurchase as of June 30, 2026. All purchases of the Company's Class A Common Stock during fiscal 2026 were part of this repurchase program.

The following table shows the monthly stock repurchase activity for the third quarter of fiscal 2026:

Period	Total number of shares purchased	Weighted-average price paid per share	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 2026	—	$—	—	4,814,491
May 2026	—	—	—	4,814,491
June 2026	404	26.62	404	4,814,087
Total	404	$26.62	404

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II - Other Information, Continued

Item 5. Other Information

(a)

None.

(b)

None.

(c)

None of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description	Method of Filing

	3.1	Matthews International Corporation Amended and Restated Articles of Incorporation*	Exhibit Number 3.1 to the Current Report on Form 8-K filed on February 19, 2026
	3.2	Amended and Restated By-laws of Matthews International Corporation*	Exhibit Number 3.2 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2023
	10.1+#	Employment and Transition Agreement, dated April 8, 2026, by and between Matthews International Corporation and Steven D. Gackenbach*	Exhibit Number 10.1 to the Current Report on Form 8-K filed on April 10, 2026
	31.1	Certification of Principal Executive Officer for Joseph C. Bartolacci	Filed herewith
	31.2	Certification of Principal Financial Officer for Daniel E. Stopar	Filed herewith
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph C. Bartolacci	Furnished herewith
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Daniel E. Stopar	Furnished herewith
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
	104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

*	Incorporated by reference
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC or its staff upon request.
#	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTHEWS INTERNATIONAL CORPORATION
(Registrant)

Date:	August 7, 2026	By: /s/ Joseph C. Bartolacci
Joseph C. Bartolacci, President
and Chief Executive Officer

Date:	August 7, 2026	By: /s/ Daniel E. Stopar
Daniel E. Stopar, Chief Financial Officer
and Treasurer